Form 10-Q
period 2019-09-30
CoJax Oil & Gas Corp
filed 2019-11-13
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

None

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-Q Report includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Form S-1 Registration Statement (SEC File No. 333-232845) and amendments thereto.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

CoJax Oil and Gas Corporation

Condensed Balance Sheets

(unaudited)

	As of	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$20,437	$3,500
Deferred offering costs	7,000	7,000
Total current assets	27,437	10,500

Total assets	$27,437	$10,500

LIABILITIES and STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$22,467	$7,455
Accrued interest payable	67	408
Loan payable – related party	42,000	10,498
Total current liabilities	64,534	18,361

Total liabilities	64,534	18,361

Stockholder’s deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 1 share issued and outstanding, respectively.	-	-
Additional paid-in capital	2	2
Accumulated deficit	(37,099)	(7,863)
Total stockholder’s deficit	(37,097)	(7,861)

Total liabilities and stockholder’s deficit	$27,437	$10,500

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,350	-	1,350	-
Audit fees	6,250	-	16,250	-
Filing fees	7,987	-	7,987	2,000
Legal fees	2,400	-	2,400	-
Office rent	150	150	450	450
Other office expense	453	-	453	-
Interest expense	138	106	346	300
Total operating expenses	18,728	256	29,236	2,750

Loss from operations	(18,728)	(256)	(29,236)	(2,750)

Net loss	$(18,728)	$(256)	$(29,236)	$(2,750)

Net loss per common share - basic and diluted	$(18,728)	$(256)	$(29,236)	$(2,750)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,236)	$(2,750)
Adjustments to reconcile Net loss to net cash used in operations:
Accounts payable	15,012	(4,550)
Accrued interest payable	(341)	300
Total adjustments to reconcile Net loss to net cash provided by operations	14,671	(4,250)
Net cash used in operating activities	$(14,565)	$(7,000)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loan payable	42,000	10,000
Loan retirement	(10,498)	-
Net cash provided by financing activities	31,502	10,000

Net increase in cash	16,937	3,000
Cash at beginning of period	3,500	500
Cash at end of period	$20,437	$3,500

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$687	$-
The Company did not engage in any non-cash investing or financing activities during the period.

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Statement of Stockholder’s (Deficit)

For the Three, Six, and Nine months ending September 30, 2019 and September 30, 2018

(unaudited)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2017	-	$-	1	$-	$2	$(657)	$(655)
Net (loss) for the Three months ending March 31, 2018	-	-	-	-	-	(2,239)	(2,239)
Balance, March 31, 2018	-	$-	1	$-	$2	$(2,896)	$(2,894)
Net (loss) for the Three months ending June 30, 2018	-	-	-	-	-	(255)	(255)
Balance, June 30, 2018	-	$-	1	$-	$2	$(3,151)	$(3,149)
Net (loss) for the Three months ending September 30, 2018	-	-	-	-	-	(255)	(255)
Balance, September 30, 2018	-	$-	1	$-	$2	$(3,406)	$(3,404)

Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,861)
Net (loss) for the Three months ending March 31, 2019	-	-	-	-	-	(253)	(253)
Balance, March 31, 2019	-	$-	1	$-	$2	$(8,116)	$(8,114)
Net (loss) for the Three months ending June 30, 2019	-	-	-	-	-	(10,255)	(10,255)
Balance, June 30, 2019	-	$-	1	$-	$2	$(18,371)	$(18,369)
Net (loss) for the Three months ending September 30, 2019	-	-	-	-	-	(18,728)	(18,728)
Balance, September 30, 2019	-	$-	1	$-	$2	$(37,099)	$(37,097)

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Notes to Condensed Financial Statements

September 30, 2019

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no dilutive shares as of September 30, 2019.

NOTE 4 – ACCRUED EXPENSES

At September 30, 2019 and December 31, 2018, the Company had the following accrued expenses:

	September 30, 2019	December 31, 2018
Accrued interest	$67	$408
Accrued expenses	$67	$408

NOTE 5 – NOTES PAYABLE - related party

The Company is party to several loans with related parties. The note holder is the Executive Chairman of the Company. At September 30, 2019 and December 31, 2018, notes payable consisted of the following:

	September 30,	December 31,
	2019	2018
On November 13, 2017, the Company’s Executive Chairman loaned $498 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of March 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$498

On January 3, 2018, the Company’s Executive Chairman loaned $5,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of May 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$5,000

On January 22, 2018, the Company’s Executive Chairman loaned $5,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of May 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$5,000

On September 1, 2019, the Company’s Executive Chairman loaned $42,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum. Principal and accrued interest mature on September 1, 2020.	$42,000	$-

Notes payable – related party	$42,000	$10,498

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period ending September 30, 2019, there is one related party transaction (see NOTE 5) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the period ending December 31, 2018, there were three related party transactions (see NOTE 5) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at September 30, 2019 and September 30, 2018. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018 for $50 per month. Additionally, the Company has no known contingencies as of September 30, 2019 and September 30, 2018.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there no reportable subsequent events to be disclosed.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General. Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. This discussion includes forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Risk Factors” section of this prospectus. See “Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section. The following discussion and analysis contain forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated balance sheet and related notes in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto.

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

Overview. We are a start-up corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region. We were incorporated under the laws of the Commonwealth of Virginia on November 13, 2017.  Upon sufficient funding, we will seek to identify leases for properties with proven oil reserves in the Gulf States Drill Region and, upon assignment of the lease or leases, lease or acquire the equipment and assets for establishing one or two oil rigs, retain the oil drilling and production operational personnel and commence drilling.

Results of Operations for the Nine months ended September 30, 2019, and September 30, 2018, and the three months ended September 30, 2019, and September 30, 2018:

Revenues: The Company had no oil and gas revenues and no revenue producing operations.

Operating Expense:  The Company had no oil and gas operating expense. Other operating expense was $29,236 for the nine months ended September 30, 2019, and $2,750 September 30, 2018, and $18,728 for the three months ended September 30, 2019, and $256 for the three months ended September 30, 2018.

	Nine Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues	$-	$-	$-	$-
Total operating expenses	29,236	2,750	18,728	256
Loss from operations	(29,236)	(2,750)	(18,728)	(256)
Net loss from operations	$(29,236)	$(2,750)	$(18,728)	$(256)
Net loss per common share - basic and diluted	$(29,236)	$(2,750)	$(18,725)	$(256)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

Liquidity and Capital Resources: We have incurred net operating losses and operating cash flow deficits since inception, continuing through the nine months ended September 30, 2019, and 2018 and the years ended December 31, 2018, and December 31, 2017. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey Guzy, an officer and director of the Company.  This limited funding has been inadequate as of the date of this 10-Q to fund our business strategy and has covered just general administration and legal compliance for the Company as well as paying accounting and legal fees for work performed in connection with our Offering.

We had cash and cash equivalents at September 30, 2019, of $20,437. At December 31, 2018, we had cash and cash equivalents totaling $3,500.

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

The following table summarizes our total current assets, total current liabilities and working capital (deficit) as of September 30, 2019, and December 31, 2018:

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Current assets	$27,437	$10,500
Current liabilities	64,534	18,361
Working capital deficit	$(37,097)	$(7,861)

Changes in the net cash provided by and (used in) our operating, investing and financing activities for the nine months ended September 30, 2019, and September 30, 2018, are set forth in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Net cash used in operating activities	$(14,565)	$(7,000)
Net cash provided by financing activities	31,502	10,000
Net increase in cash	$16,937	$3,000

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the nine months ended September 30, 2019, and September 30, 2018, net cash used by operating activities was $14,565, and $7,000, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $31,502 and $10,000 for the nine months ended September 30, 2019 and 2018. The net increase was derived from loans from our Executive Chairman and one share of common stock purchased by our Executive Chairman of the Board of Directors. For more details about these debt and equity financings, see Notes to the Consolidated Financial Statements for the periods ended December 31, 2018, and December 31, 2017 in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto, incorporated by reference herein.

Stockholders’ Equity: Authorized Capital. As of September 30, 2019, and December 31, 2018, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of serial Preferred Stock at a par value of $0.10.

During the periods ended September 30, 2019, December 31, 2018, the Company did not repurchase any shares.

There were no issuances of common stock for the periods ended September 30, 2019, and December 31, 2018.  There were no issuances of preferred stock during the periods ended September 30, 2019 and December 31, 2018.

The one share of common stock issued was issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Section 13.1-514b(10) of the Code of Virginia, 1950, as amended.

Capital Contributions. There were no capital contributions during the periods ended September 30, 2019 or December 31, 2018.

Planned Capital Expenditures: The Company had no planned capital expenditures and no existing assignments or leases for oil producing properties, or related assets, for the nine months ended September 30, 2019 and fiscal year 2018.

The Company incurred no development costs related to the purchase and development of working interest in wells during the periods ended September 30, 2019 or December 31, 2018. The Company has no such interests in wells as of the date of this filing.

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

During the periods ended September 30, 2019, and December 31, 2018, the Company had no assets subject to retirement obligations.

Revenue Recognition. As of January 1, 2018, we adopted ASC 606 using the modified retrospective method. This adoption did not have an effect on the opening balance of retained earnings. ASC 606 has no current effect on our financial statements as we have no revenue. The Company would, when and if operational, comply with the standard. For additional information regarding the new revenue recognition standard, see Consolidated financial statements for the years ended December 31, 2018 and 2017.

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

Oil Properties. We will account for oil properties by the successful efforts method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proven oil-reserves properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

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

Recent Accounting Pronouncements

Our audited financial statements found in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto contain a description of recent accounting pronouncements.

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

As of September 30, 2019, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CoJax Oil and Gas Corporation

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Executive Chairman of the Board

Signature	Title	Date

By: /s/ Jeffrey Delancey	Chief Executive Officer	November 13, 2019
Jeffrey Delancey	Principal Executive Officer

By: /s/ Jeffrey Guzy	Executive Chairman	November 13, 2019
Jeffrey Guzy

By: /s/ Jeffrey Delancey	Director	November 13, 2019
Jeffrey Delancey

By: /s/ Jeffrey Guzy	Director	November 13, 2019
Jeffrey Guzy