Form 10-K
period 2019-12-31
CoJax Oil & Gas Corp
filed 2020-03-30
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2019

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact name of Registrant as specified in its charter)

Virginia	1311	46-1892622
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Identification No.)

Jeffrey J. Guzy, Executive Chairman

3033 Wilson Boulevard, Suite E-605

Arlington, Virginia 22201

(Address of principal executive offices)

(703) 216-8606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]  No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2019, the last day of the Company’s fiscal year, was $0.00.

The number of shares of the issuer's common stock issued and outstanding as of December 31, 2019 was 1 share.

GLOSSARY: Oil and Gas Industry Abbreviations and Defined Terms

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

•“ARO” means asset retirement obligation;

•“Bcf” means one billion cubic feet of natural gas;

•“Bcfd” means one billion cubic feet of natural gas per day;

•“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree of Fahrenheit;

•“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate;

•“CapEx” means capital expenditures;

•“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•“D&C costs” means drilling and completion costs;

•“Developed acreage” means the number of acres that are allocated or assignable to productive wells or wells capable of production;

•“Estimated ultimate recovery” or “EUR” means the sum of reserves remaining as of a given date and cumulative production as of that date. As used in this filing, EUR includes only proved reserves and is based on our reserve estimates;

•“Exploratory well” means a well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir;

•“FERC” means the Federal Energy Regulatory Commission;

•“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

•“Formation” means a layer of rock which has distinct characteristics that differs from nearby rock;

•“Gulf States Drill Region” means the area(s) where oil and gas leases, drilling and production rights, which are located in the Smackover Trend. The Smackover Trend extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore.  The Smackover Trend is a major oil and gas production formation in the Gulf States and the principal source of oil and gas. Like the Persian Gulf, the Smackover Trend was rock stratum formed by deposits from warm ocean waters covering the carbonate-evaporite basins in the southern Gulf States Region during the Upper Jurassic Period.

•“Horizontal drilling” means a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

•“Identified drilling locations” means total gross (net) resource play locations that we may be able to drill on our existing acreage. A portion of our identified drilling locations constitute estimated locations based on our acreage and spacing assumptions, as described in “Business — Our Operations —Reserve Data —Drilling Locations”. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors;

•“Invested capital” means the future capital expenditures required to drill and complete a single well. When used in this filing in connection with descriptions of our rate of return, the calculation of “invested capital” assumes such capital expenditures are incurred in period one (with revenue and operating costs recognized until the economic end of a well’s life, at which time abandonment costs are recognized);

•“LNG” means liquid natural gas;

•“Mcf” means one thousand cubic feet of natural gas;

•“MMBtu” means one million Btu;

•“MMcf” means one million cubic feet of natural gas;

•“Net acres” means the percentage of total acres an owner has out of a particular number of acres, or a specified tract. An owner who has 50% interest in 100 acres owns 50 net acres;

•“Productive well” means a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes;

•“Prospect” means a specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons;

•“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods;

•“Proved reserves” means the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions;

•“Proved undeveloped reserves” or “PUDs” means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion;

•“Recompletion” means the process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production;

•“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;

•“Resources” means quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

•“Royalty interest” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•“Service well” means any well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

•“Standardized measure” means the present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of future price changes to the extent provided by contractual arrangements in existence at year-end), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rate with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and gas reserves.

•“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;

•“Standardized measure” means discounted future net cash flows estimated by applying year-end prices to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the natural gas and oil properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate;

•“Undeveloped reserves” means Undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

•“Unit” means the joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

•“Unproved properties” means properties with no proved reserves.

•“Wellbore” means the hole drilled by the bit that is equipped for natural gas production on a completed well. Also called well or borehole; and

•“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K Report includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in Item 1A below.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in Item 1A.

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

Should one or more of the risks or uncertainties described in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Form 10-K Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

Item 1.

Description of Business

We are an independent oil and gas company focused on commencing operations in the acquisition, development and production of crude oil from assets in the Gulf States Drill Region. The production and sale of natural gas is not part of our revenue generating business because of the perceived cost and lack of profit potential for a small producer of natural gas.

Corporate History

Company was incorporated on November 13, 2017 under the laws of the Commonwealth of Virginia. The Company was formed with the business purpose to acquire oil drilling and production rights to properties with oil reserve reports showing sufficient oil reserves to justify drilling and to produce crude oil for sale to any available domestic or international buyers.   We have not acquired any oil drilling rights or commenced production of crude oil as of the date of this filing.

Management

We have one full-time employee:  Jeffrey J. Guzy, our Executive Chairman of the Board of Directors and Chief Executive Officer and President.

Our Business

We are an emerging oil production company established to engage in the acquisition, exploration and development of oil properties in the Gulf States Region in the United States. We are focused on establishing profitable oil exploration and production operations by acquiring the right, by lease or assignment, to drill, extract and sell crude oil in reserves in the Gulf States Region.  As of the date of this filing, we have not entered into any agreement to acquire drilling rights to leases or land for Assets in the Gulf States Region.

Market Opportunity

We believe that we can establish a profitable niche in crude oil production due to the quality of the light sweet crude oil produced from the Gulf States Region, which is cheaper to refine than crude oil from other regions of the U.S. and Canada, especially the “dirty” crude oil extracted from North Dakota and Western Canada oil fields using shale fracking.  This optimism is due in part to the increasing percentage of worldwide crude oil production from the U.S.  According to a 2017 study by Louisiana State University: “During this past decade, not only did the U.S. experience historical increases in oil and gas production, but it was one of the only countries in the world experiencing large increases in production. This is because these horizontal drilling and hydraulic fracturing techniques used to extract resources from shale geological formations were discovered and perfected in the Gulf Coast region of the U.S.

Our Key Competitive Strengths

The day-to-day operations of the oil drilling and production from the Assets in the Gulf States Drill Region will be handled by independent contract operators with experience in conducting oil drilling and operations in the Region. These contractors will handle all operational aspects of oil drilling, storage and production. The Company’s officers will provide executive oversight of its operation as well as handling corporate governance, legal compliance, financial affairs and funding efforts of our company.

The use of operating independent contractors in oil and gas exploration and production is not an uncommon industry practice for smaller, independent oil and gas production companies.  The Company will use an operating company contractor as it is deemed the most efficient and cost-effective means of operations for a small independent oil and gas production company like us.  We do not currently have the financial resources to engage and retain qualified industry personnel as full-time employees for operation of our oil and gas exploration and production business.   The use of contractors is designed to allow the Company to use experienced oil drilling and production personnel without the high overhead costs of hiring personnel as employees of the Company. With adequate funding, the Company intends to employ this teaming model strategy to help attract and retain experienced oil industry engineering and production personnel to identify drill sites and then efficiently operate those wells to produce oil at an above average industry rate of efficiency in the Gulf States region.

Our Growth Strategy

Our teaming approach is also designed to facilitate rapid growth by bringing necessary expertise into operations from available contractors.  Our ability to realize profitability from oil production depends on success of deep drill wells, engaging necessary operations expertise and market price for crude oil remaining at attractive per-barrel levels, which we believe is $50 or more per barrel. If we have adequate funding and/or sufficient cash flow, then we may seek to drill for oil in other assignee or leasehold interests or, alternatively, in oil and gas assignee or leasehold interests or properties owned by our potential affiliates or teaming partners.

Principal Executive Offices

Our principal executive offices are in subleased space at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, located in Arlington County outside of Washington, D.C., and our telephone number is (703) 216-8606.  We have no other offices or facilities.  Our web site is under development.

Item 1A.

Risk Factors

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our Common Stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of Common Stock, when and if publicly traded, could decline, and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a complete loss of your investment. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this filing (as supplemented or amended), including our consolidated financial statements and the related notes thereto, before making a decision to invest in our Common Stock.

“You,” “your,” and “investor” refer to prospective investors. “We,” “our,” “us,” “Company,” “Issuer,” and “CoJax” refer to CoJax Oil and Gas Corporation.

Risks related to our Business

We were formed in 2017 and we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We formed in 2017 and we have no revenue generating operations as of the date of this filing. Because we lack a history as an operating company, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage operating companies in rapidly evolving markets. These risks include:

•that we may not have sufficient capital to fund commencement of operations or achieve our business development and growth strategy;

•that we may not commence drilling operations in a manner that enables us to be profitable or to fund profitable drilling operations;

•that our business plan and growth strategy may not be successful; and

•that fluctuations in any future operating results will be significant relative to our revenues and undermine our ability to sustain any revenue generating operations and obtain funding for continuation of such operations.

Our ability to commence operations depends substantially on our ability to address these and the other risks described in this Risk Factors, especially raising working capital. If we do not successfully address these risks, our business could fail to commence and fail.

We are entering a highly competitive and highly capital-intensive industry and any oil production may be insufficient to fund or sustain revenue generating operations.

The oil drilling and exploration business is capital intensive due to the cost of: experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance; and responding to competition and volatile oil market prices.  Drilling requires upfront operational costs with no guarantee that oil production will cover such expenses.  “Dry” holes for the first and/or second oil wells would force the Company to raise more funding from investors or obtain a loan from a lender, which funding may not be available to the Company at all or on affordable terms.

The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

Our cash flow from future operations and access to capital are subject to a number of variables, including:

•the prices at which our production is sold;

•our proved reserves;

•the level of hydrocarbons we are able to produce from existing wells;

•our ability to acquire, locate and produce new reserves;

•the levels of our operating expenses; and

•our ability to obtain and then borrow under any loan or revolving credit facility and, when and if our Common Stock is publicly traded, our ability to access the capital markets.

Due to our teaming model, we will be vulnerable to any inability to engage or retain qualified operational personnel for new or existing drilling operations.

Our operation plan depends on a teaming approach of independent contractors to operate oil rigs.  We may be unable to locate or retain sufficient number of qualified independent contractors to operate a new or existing oil rig.  Finding and engaging qualified independent contractors will be essential to commencing and sustaining drilling operations. Since we will in all likelihood depend on one or two oil rigs at the start of operations, any inability to engage or retain qualified independent contractors would be potentially fatal to our efforts to establish revenue generating operations.

If we produce oil on a regular basis from drilling operations, the marketability of our production is dependent upon transportation and other facilities, certain of which we do not control. If these facilities are unavailable, our operations could be interrupted, and our revenues reduced.

The marketability of our oil production will depend upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil production will be transported from the wellhead to gathering systems. The oil is then transported by the purchaser by truck to a transportation facility. We will not control these trucks and other third-party transportation facilities and our access to them may be limited or denied. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil produced from our fields, would materially and adversely affect our financial condition and results of operations.

If we commence operations and produce oil from a drilling, then unless we replace our reserves with new reserves and develop those reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.

Once we start oil production, then producing oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing exploration and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Drilling for and producing crude oil are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our proposed drilling and operating activities will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•unusual or unexpected geological formations and miscalculations;

•fires;

•explosions and blowouts;

•pipe or cement failures;

•environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

•loss of drilling fluid circulation;

•title problems for the properties on which we drill and resulting restrictions or termination of lease for oil drilling and production operations;

•facility or equipment malfunctions;

•unexpected operational events, especially the need to drill significantly deeper than originally contemplated or finding, despite an engineering study to the contrary, that the drilling site is a dry hole that produces no appreciable amounts of crude oil or no crude oil;

•shortages of skilled personnel or unexpected loss of key drilling and production workers;

•shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;

•compliance with environmental and other regulatory requirements and any unexpected remedial requirements for violations of environmental or other regulatory requirements;

•shareholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize emissions of greenhouse gases of “GHG’s”;

•natural disasters; and

•adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life; severe damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, clean-up responsibilities, loss of wells, repairs to resume operations; and regulatory fines or penalties.

Insurance against all operational risks may not be available to us or not affordable for us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition and results of operations.  We only have standard business liability and casualty insurance as of the date of this filing.  We will not pay for or require, and cannot afford, insurance covering drilling, production and storage of oil and establishing oil rigs until we receive sufficient funding.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

            When the prices of crude oil increase, or the demand for equipment and services is greater than the supply in certain areas, we could encounter an increase in the cost of securing drilling rigs, equipment and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

We are subject to environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Once commenced, our oil drilling and production operations will be subject to numerous and significant federal, state, local and foreign laws, and other requirements governing or relating to the environment. Our facilities could experience incidents, malfunctions and other unplanned events, such as spills of hazardous materials that may result in personal injury, penalties and property damage. In addition, certain environmental laws may result in liability, regardless of fault, concerning contamination at a range of properties, including properties currently leased or operated by us and properties where we disposed of, or arranged for disposal of, waste and other hazardous materials. As such, the operation of our facilities carries an inherent risk of environmental liabilities and may result in our involvement from time to time in administrative and judicial proceedings relating to such matters. While we will implement environmental management programs designed to continually improve environmental, health and safety performance, we cannot assure you that such liabilities including significant required capital expenditures, as well as the costs for complying with environmental laws and regulations, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to raise additional capital to fund our operations and growth may be limited.

We may need to arrange additional financing to fund all or a portion of the cost of our operations or the cost of developing deep drill wells. Our ability to arrange financing or otherwise access the debt or equity capital markets, either at the corporate-level or at a non-recourse project-level, may be limited or prove fruitless. Any limitations on our ability to obtain financing may have an adverse effect on our business, or growth prospects or our results of operations. Financing, including the costs of such financing, will be dependent on numerous factors, including:

•general economic and capital market conditions, including the then-prevailing interest rate environment;

•credit availability from banks and other financial institutions willing to lend to small oil production companies like our company, if any;

•investor confidence in us and our ability to increase oil production from the Assets;

•our financial performance, especially our cash flow and profitability from operations or lack thereof;

•our level of any of our indebtedness and our compliance with covenants in debt agreements for such financing;

•attaining and maintenance of acceptable credit ratings or credit quality; and

•provisions of tax and securities laws that may impact raising capital.

We may not be successful in obtaining financing for these or other reasons. Our failure to obtain necessary capital or enter into new or replacement financing arrangements may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Oil prices are volatile.   Once we commence oil production, any sustained decline in oil prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our oil production will heavily influence our revenue, profitability, access to capital, future rate of growth and carrying value of our properties. Oil is a commodity and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. Lower commodity prices may reduce our cash flows and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. If we are required to curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

Historically, oil prices have been volatile. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, which include the following:

•worldwide and regional economic conditions impacting the global supply and demand for oil;

•the price and quantity of foreign imports of oil;

•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

•actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

•the level of global exploration, development and production;

•the level of global inventories;

•prevailing prices on local price indexes in the area in which we operate;

•the proximity, capacity, cost and availability of gathering and transportation facilities;

•localized and global supply and demand fundamentals and transportation availability;

•the cost of exploring for, developing, producing and transporting reserves;

•weather conditions and other natural disasters;

•technological advances affecting energy consumption;

•the price and availability of alternative fuels;

•expectations about future commodity prices; and

•U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil. The impact of the changing demand for oil may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Climate change legislation and regulations restricting or regulating emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the oil and natural gas while the potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency or “EPA” and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has adopted rules under authority of the U.S. Clean Air Act of “CAA” that, among other things, establish certain permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing permits at covered facilities emitting GHGs and meeting defined technological standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. However, in April 2017, the EPA announced that it would review this 2016 methane rule and would initiate reconsideration proceedings to potentially revise or rescind portions of the rule. Subsequently, effective June 2, 2017, the EPA issued a 90-day stay of certain requirements under the methane rule, but this stay was vacated by a three-judge panel of the U.S. Court of Appeals for the D.C. Circuit on July 3, 2017 and on August 10, 2017, the D.C. Circuit rejected petitions for an en banc review of its July 3, 2017 ruling. In the interim, on July 16, 2017, the EPA issued a proposed rule that would stay subpart OOOOa for two years, but this proposed rule is not yet final and may be subject to legal challenges.  The court affirmed that the EPA must go through the formal rule change procedures under the Administrative Procedure Act (“APA”) to amend the 2016 rule on methane gas emissions. The EPA continued to evaluate the rule and proposed additional amendments.  On October 15, 2018, EPA proposed rule changes to reduce restrictions on methane emissions from oil and gas production.

The BLM also finalized rules regarding the control of methane emissions rules in November 2016 (“Revision Rule”) that apply to oil and natural gas exploration and development activities on public and tribal lands. The rules seek to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. The U.S. Department of the Interior attempted to suspend this rule, however on February 22, 2018, a U.S. District Court blocked the suspension. On September 18, 2018, BLM releases the final version of the Revision Rule, which was published in the Federal Register on September 28, 2018 and was to go into effect on November 27, 2018. On November 27, 2018, the attorneys general for California and New Mexico filed suit alleging BLM violated the Administrative Procedure Act, Mineral Leasing Act, and National Environmental Policy Act.  On September 28, 2018, 18 environmental groups also legally challenged the Revision Rule. The BLM rules on rolling back methane gas emissions under the Revision Rule remains in place at this time, but the future status of the rule change is unclear.

President Trump’s Administration has rolled back, canceled or sought to roll back or cancel numerous rules restricting GHGs in the energy industry.  These efforts have been mostly challenged in court.  Whether the roll back of environmental regulations to cap or reduce GHGs will continue or survive legal challenges, as well as the impact on these rollback efforts by Democratic Party taking control of the U.S. House of Representatives in 2019, is uncertain as of the date of this filing.  Company believes there is growing public support for the anti-GHG/environmental movement that may result in future changes in regulation, more anti-GHG rulings in courts and legal requirements for oil and gas production that may reduce the demand for oil and gas in the future, perhaps near future, as well as making oil and gas production more expensive and difficult in terms of regulation to conduct. The success of President Trump appointing conservative jurists to federal courts since 2017 presents another possible factor in future GHG regulation, which factor is not possible to ascertain in terms of impact on GHG regulation as of the date of this filing.

In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United

States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions. On June 1, 2017, President Donald Trump announced that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to re-enter the Paris Agreement on different terms or to establish a new framework agreement. The Paris Agreement provides for a four-year exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Increasing concentrations of GHG in the Earth’s atmosphere may in all likelihood and based on current and widespread scientific opinion produce climate changes that have significant, perhaps catastrophic, physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our end user customers and oil and gas product consumers.  Climate changes may force radical, unexpected changes in regulation of GHG and energy industries like oil and gas.

The financial reporting obligations of being a public company in the United States are expensive and time consuming and may place significant additional demands on our management.

Prior to the consummation of our Offering, we have not been subject to public company reporting obligations under the Exchange Act. The additional obligations of being a public company will require significant additional expenditures and place additional demands on our management, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly to serve on our audit and compensation committees, or as executive officers.

Our use of seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. As a result, our drilling activities may not be successful or economical. In addition, the use of advanced technologies, such as 3-D seismic data, requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures.

We may not be able to keep pace with technological developments in our industry.

The oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial costs. In addition, other oil companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected.

Risks related to our Common Stock

No public market or no liquid public market may develop for our common stock.

Our Common Stock is not authorized for trading or quotation on any national securities exchange or national quotation system.   While we intend to seek approval for quotation of our Common Stock on the OTCQB, there is no guarantee that we will be approved for quotation of our Common Stock on the OTCQB or any other public stock market.  Even if our common stock is quoted on a national securities exchange or national quotation system, the lack of primary market makers may cause the public market for our common stock to have limited liquidity and investors may be unable to trade shares of common stock when desired and in desired numbers.

Our stock price may be volatile, and the value of any investment in our Common Stock may decline.

If the Common Stock publicly trades, then the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this filing, these factors include:

•our operating performance and the operating performance of similar companies;

•failure to meet revenue, earnings, key metrics or other financial or operational expectations that we establish or are established by securities analysts or investors;

•the overall performance and volatility of the equity markets in general or of our industry in particular;

•actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;

•the number of shares of our common stock publicly owned and available for trading;

•threatened or actual litigation;

•changes in laws or regulations affecting our business;

•changes in our board of directors or management;

•publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts, or the lack of such coverage for our common stock;

•public reaction to our press releases, other public announcements and filings with the SEC, including related to new services or functionalities or announced or completed acquisitions;

•changes in accounting standards, policies, guidelines, interpretations or principles;

•any sales of shares of our common stock by us or our existing stockholders; and

•overall market for our oil;

•the extent of market support from broker-dealer market makers and institutional investors; and

•general political and economic conditions.

No public market currently exists for our Shares. The offering price may not reflect the market price of the Shares after the Offering.

In addition, the stock market in general, and the market for oil and gas production companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The worldwide market for crude oil is volatile and subject to wide swings based on news of political or international crises.  Broad market and industry factors may seriously affect the market price of our stock regardless of actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This form of litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this filing, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700.0 million or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Investors may experience dilution of their ownership interest due to the future issuance of additional shares of our Common Stock.

We are in a capital-intensive business and may not have sufficient funds to finance the growth of our business, future acquisitions or to support our projected capital expenditures. In the future, we may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of our common stock offered hereby. Under our certificate of incorporation, we are authorized to issue 300,000,000 shares of common stock and 50,000,000 shares of preferred stock with preferences and rights as determined by our Board. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our Common Stock in future public offerings or private placements for capital raising purposes or for other business purposes, potentially at an offering price, conversion price or exercise price that is below the trading price of our common stock.

The lack of Securities Industry Coverage of our common stock could adversely impact its market value.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the stock price and trading volume of our common stock could decline.  The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the stock price or trading volume of our common stock to decline.

If our Common Stock does not trade above $5.00 or stays below $5.00 per share, then FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell shares of our Common Stock.

Once we start operations, if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect, when and if our Common Stock publicly trades, on the trading price of our Common Stock.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments

Item 2.  Description of Properties

As of the date of this filing, we have not entered into any agreement to acquire drilling rights to leases or land for Assets in the Gulf States Region.

Item 3.  Legal Proceedings

There are no known legal proceedings against the Company or its officer and director in their capacity as officers and directors of the Company.

Item 4.  Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity

(a)Market Information.

Our common stock is not trading or quoted on any stock exchange.

(b)Holders.

As of March 30, 2020, there was 1 holder of record of our common stock with an aggregate of 1 share of common stock issued and outstanding.

(c)Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the future exploration and other operating activities of the Company.

(d)Securities Authorized for Issuance under Equity Compensation Plans.

We do not have any compensation plan under which equity securities are authorized for issuance.

(e)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There were no sales of unregistered securities that were not previously reported.

(f)Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.  Selected Financial Data

The following tables show summary financial data for our company for the years and as of the dates indicated. Our results are not necessarily indicative of future operating results. The summary financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements, December 31, 2019 and December 31, 2018” in this Form 10-K contain a description of recent accounting pronouncements.

Our audited financial statements as of December 31, 2019 and December 31, 2018, have been audited by Haynie & Company, CPAs, an independent registered public accounting firm, as set forth in their report, which contains an explanatory paragraph regarding the Company’s ability to continue as a going concern, thereon appearing elsewhere herein and in the Registration Statement, and are included in reliance upon such report given on the authority of such firm as experts in accounting and auditing.

You should read the following summary data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical and pro forma financial statements included elsewhere in this filing.

Summary Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Total Revenues	$-	$-
Total operating expenses	35,169	7,206
Income (loss) from operations	(35,169)	(7,206)
Net income (loss) from operations	$(35,169)	$(7,206)
Net income (deficit) per common share - basic and diluted	$(35,169)	$(7,206)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1

Summary Balance Sheets

	As of	As of
	December 31, 2019	December 31, 2018
Current assets	$28,189	$7,500
Current liabilities	71,219	8,155
Working capital surplus (deficit)	$(43,030)	$(655)
Summary Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net cash provided by (used in) operating activities	$(8,356)	$(7,000)
Net cash provided by (used in) financing activities	51,502	10,000
Cash at beginning of period	3,500	500
Net increase (decrease) in cash	$24,689	$3,500

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General. Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this filing. This discussion includes forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Risk Factors” section of this filing. See “Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section. The following discussion and analysis contain forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated balance sheet and related notes.

We were incorporated on November 13, 2017 under the laws of the Commonwealth of Virginia in order to acquire, fund and operate crude oil production from assets in the Gulf States Drill Region.

We have no revenue generating operations as of the date of this 2019 Annual Report 10-K filing.

 We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil.  While our properties may produce natural gas or “gas,” we do not currently exploit or regard natural gas as an ongoing revenue source from existing oil production operations.  The exploitation of gas may change if our oil drilling produces sufficient quantities of gas to warrant its exploitation and sale. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, availability of affordable funding, availability of qualified personnel, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this filing.

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

Should one or more of the risks or uncertainties described in this filing occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this filing are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf might issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this filing.

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

Results of Operations for the Years ended December 31, 2019, and December 31, 2018:

Revenues: The Company had no oil and gas revenues and no revenue producing operations.

Operating Expense:  The Company had no oil and gas operating expense. Other operating expense was $35,169 for the year ended December 31, 2019, and $7,206 December 31, 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total Revenues	$-	$-
Total operating expenses	35,169	7,206
Loss from operations	(35,169)	(7,206)
Net loss from operations	$(35,169)	$(7,206)
Net loss per common share - basic and diluted	$(35,169)	$(7,206)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1

Liquidity and Capital Resources: We have incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2019, and December 31, 2018. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey Guzy, an officer and director of the Company.  This limited funding has been inadequate as of the date of this 10-K to fund our business strategy and has covered just general administration and legal compliance for the Company.

We had cash and cash equivalents at December 31, 2019, of $28,189. At December 31, 2018, we had cash and cash equivalents totaling $10,500.

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

The following table summarizes our total current assets, total current liabilities and working capital (deficit) as of December 31, 2019, and December 31, 2018:

	As of	As of
	December 31, 2019	December 31, 2018
Current assets	$28,189	$10,500
Current liabilities	71,219	18,361
Working capital deficit	$(43,030)	$(7,861)

Changes in the net cash provided by and (used in) our operating, investing and financing activities for the years ended December 31, 2019, and December 31, 2018, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(26,813)	$(7,000)
Net cash provided by financing activities	51,502	10,000
Net increase in cash	$24,689	$3,000

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the years ended December 31, 2019, and December 31, 2018, net cash used by operating activities was $26,813, and $7,000, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $51,502 and $10,000 for the years ended December 31, 2019 and 2018. The net increase was derived from loans from our Executive Chairman and one share of common stock purchased by our Executive Chairman of the Board of Directors. For more details about these debt and equity financings, see Notes to the Consolidated Financial Statements for the periods ended December 31, 2019, and December 31, 2018 in our audited Financial Statements elsewhere in this 10-K filing.

Stockholders’ Equity: Authorized Capital. As of December 31, 2019, and December 31, 2018, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of serial Preferred Stock at a par value of $0.10.

During the years ended December 31, 2019 and December 31, 2018, the Company did not repurchase any shares.

There were no issuances of common stock for the years ended December 31, 2019, and December 31, 2018.  There were no issuances of preferred stock during the years ended December 31, 2019 and December 31, 2018.

The one share of common stock issued was issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Section 13.1-514b(10) of the Code of Virginia, 1950, as amended.

Capital Contributions. There were no capital contributions during the years ended December 31, 2019 or December 31, 2018.

Planned Capital Expenditures: The Company had no planned capital expenditures and no existing assignments or leases for oil producing properties, or related assets, for the years ended December 31, 2019 and December 31, 2018.

The Company incurred no development costs related to the purchase and development of working interest in wells during the years ended December 31, 2019 or December 31, 2018. The Company has no such interests in wells as of the date of this filing.

Effects of Inflation and Pricing:   The oil and gas industry is cyclical and the demand for goods and services by oil field companies, suppliers and others associated with the industry put significant pressure on the economic  stability and pricing structure within the industry. Typically, as prices for oil increase all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also affect our current revenue stream, estimates of future reserves, impairment assessments of oil properties, and values of properties in purchase and sale transactions. Material changes in prices can affect the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil could result in increases in the costs of materials, services and personnel.  The recent drop and fluctuations in the market price for crude oil has adversely affected the demand or ability of companies to finance domestic oil exploration.   Our need for adequate funding to expand oil production is hampered by current market conditions for crude oil, which have become more volatile and unpredictable as of the date of this 10-K filing.

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

During the years ended December 31, 2019, and December 31, 2018, the Company had no assets subject to retirement obligations.

Revenue Recognition. As of January 1, 2018, we adopted ASC 606 using the modified retrospective method. This adoption did not have an effect on the opening balance of retained earnings. ASC 606 has no current effect on our financial statements as we have no revenue. The Company would, when and if operational, comply with the standard. For additional information regarding the new revenue recognition standard, see Consolidated financial statements for the years ended December 31, 2019 and 2018.

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

The Company may issue stock to consultants for various services and pursuant to a written agreement and plan. The costs for these future transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock will be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company will recognize consulting expense and a corresponding increase to additional paid-in capital related to stock issued for services. As of the date of this 10-K filing, the Company has issued no shares to consultants or non-officer employees.

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

Depletion of producing oil properties will be recorded based on units of production. Acquisition costs of proved properties are depleted on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are depleted on the basis of proved developed reserves. As more fully described below, proved reserves are estimated by our independent petroleum engineer and are subject to future revisions based on availability of additional information. Asset retirement costs are recognized when the asset is placed in service and are depleted over proved reserves using the units of production method.

Oil properties will be reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil properties to estimated undiscounted future net cash flows using management’s expectations of future oil prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil prices. We have no properties as of the date of this filing and, as such, recorded no impairment on any properties. Unproven properties that are individually significant will be assessed for impairment and if considered impaired will be charged to expense when such impairment is deemed to have occurred.

The sale of a partial interest in a proved oil property will be accounted for as normal retirement and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale is accounted for as the sale of an asset, and a gain or loss is recognized. The unamortized cost of the property or group of properties is apportioned to the interest sold and interest retained on the basis of the fair values of those interests. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in the results of operations.

Oil Reserves. The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our future oil properties will be highly dependent on the estimates of the proved oil reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The market risk disclosures should be read in conjunction with “Risk Factors” contained in Item 1A above. Market risk refers to potential losses from adverse changes in market prices and rates. We are exposed to market risk primarily in the form of commodity price risk and interest rate risk. We do not enter into derivative or other financial instruments for speculative trading purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which affects the amount of interest we pay on certain of our borrowings and the amount of interest we earn on our short-term investments.

As of December 31, 2019, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CoJax Oil & Gas Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CoJax Oil & Gas Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses, negative cash flows from operations, and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 30, 2020

We have served as the company’s auditor since 2018

CoJax Oil and Gas Corporation

Consolidated Balance Sheets

As of December 31, 2019, and December 31, 2018

	As of	As of
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$28,189	$3,500
Deferred offering costs	-	7,000
Total current assets	28,189	10,500

Total assets	$28,189	$10,500

LIABILITIES and STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$8,890	$7,455
Accrued interest payable	329	408
Loan payable – related party	62,000	10,498
Total current liabilities	71,219	18,361

Total liabilities	71,219	18,361

Stockholder’s deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 1 share issued and outstanding, respectively.	-	-
Additional paid-in capital	2	2
Accumulated deficit	(43,032)	(7,863)
Total stockholder’s deficit	(43,030)	(7,861)

Total liabilities and stockholder’s deficit	$28,189	$10,500

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

For the years ending December 31, 2019, and December 31, 2018

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Revenues	$-	$-

Operating expenses:
Accounting fees	3,000	-
Audit fees	12,500	2,500
Filing fees	9,871	3,700
Legal fees	7,245	-
Office rent	600	600
Other office expense	1,345	-
Interest expense	608	406
Total operating expenses	35,169	7,206

Loss from operations	(35,169)	(7,206)

Net loss	$(35,169)	$(7,206)

Net loss per common share - basic and diluted	$(35,169)	$(7,206)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1
See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Cash Flows

For the years ending December 31, 2019, and December 31, 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(35,169)	$(7,206)
Adjustments to reconcile Net loss to net cash used in operations:
Accounts payable	1,434	(200)
Deferred offering costs – write off	7,000	-
Accrued interest payable	(78)	406
Total adjustments to reconcile Net loss to net cash provided by operations	8,356	206
Net cash used in operating activities	$(26,813)	$(7,000)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	62,000	10,000
Payments on loans payable – related party	(10,498)	-
Net cash provided by financing activities	51,502	10,000

Net increase in cash	24,689	3,000
Cash at beginning of period	3,500	500
Cash at end of period	$28,189	$3,500

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$608	$-
The Company did not engage in any non-cash investing or financing activities during the period.

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Stockholder’s (Deficit)

For the years ending December 31, 2019, and December 31, 2018

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2017	-	$-	1	$-	$2	$(657)	$(655)
Net (loss) for the Year ending December 31, 2018	-	-	-	-	-	(7,206)	(7,206)
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,861)
Net (loss) for the Year ending December 31, 2019	-	-	-	-	-	(35,169)	(35,169)
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,032)	$(43,030)

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Notes to Consolidated Financial Statements

December 31, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. As of December 31, 2019, and the year ended December 31, 2018, the allowance for doubtful accounts was $0.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long- lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses as of December 31, 2019 or December 31, 2018.

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2019 or for the year ending December 31, 2018.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”). As the Company has no sales, the adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and did not affect the Company’s previously reported results of operations, nor its ongoing consolidated and combined balance sheets, statements of cash flow or statements of changes in equity.

Under ASC 606, oil and natural gas sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Once operational, all the Company’s oil and natural gas sales will be made under contracts with customers. The performance obligations for the Company’s contracts with customers will be satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts will not give rise to contract assets or liabilities. The Company will typically receive payment within 30 days of the month of delivery. The Company’s contracts for oil and natural gas sales will be standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions.

Stock-Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid- in-capital related to stock issued for services. (See NOTE 9 – STOCKHOLDER’S DEFICIT)

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that they had no uncertain tax positions as of December 31, 2019 or as of December 31, 2018.

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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any dilutive securities as of December 31, 2019 and December 31, 2018.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of December 31, 2019 or as of December 31, 2018.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

NOTE 5 – LONG LIVED ASSETS

At December 31, 2019 and December 31, 2018, the Company had no long-lived assets.

NOTE 6 – ACCRUED EXPENSES

At December 31, 2019 and December 31, 2018, the Company had the following accrued expenses:

	December 31, 2019	December 31, 2018
Accrued interest	$329	$408
Accrued expenses	$329	$408

NOTE 7 – NOTES PAYABLE - related party

The Company is party to several loans with related parties. The note holder is the Executive Chairman of the Company. At December 31, 2019 and December 31, 2018, notes payable consisted of the following:

	December 31,	December 31,
	2019	2018
On November 13, 2017, the Company’s Executive Chairman loaned $498 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of March 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$498

On January 3, 2018, the Company’s Executive Chairman loaned $5,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of May 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$5,000

On January 22, 2018, the Company’s Executive Chairman loaned $5,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 4% per annum. The original maturity date of May 1, 2018 was extended by the Executive Chairman on June 1, 2019. Principal and accrued interest were settled on September 1, 2019.	$-	$5,000

On September 1, 2019, the Company’s Executive Chairman loaned $42,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum. Principal and accrued interest mature on September 1, 2020.	$42,000	$-

On November 15, 2019, the Company’s Executive Chairman loaned $20,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum. Principal and accrued interest mature on November 15, 2020.	$20,000	$-

Notes payable – related party	$62,000	$10,498

NOTE 8 – RELATED PARTY TRANSACTIONS

For the year ending December 31, 2019, there were five related party transactions (see NOTE 7) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the year ending December 31, 2018, there were three related party transactions (see NOTE 7) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 9 – STOCKHOLDER’S DEFICIT

Authorized Capital

As of December 31, 2019, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

During the years ending December 31, 2019 and December 31, 2018, the Company issued no shares of Preferred Stock.

Common Stock

During the years ending December 31, 2019 and December 31, 2018, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the years ending December 31, 2019 and December 31, 2018, the Company did not receive any capital contributions.

Incentive Compensation Plan

2018 Equity Incentive Plan.  The Company’s Board of Directors or “Board of Directors” and stockholder approved the 2018 Equity Incentive Plan on December 31, 2018 (“2018 Plan”), which replaced the 2017 Equity Incentive Plan (“2017 Plan”) that was approved by the Company’s Board of Directors and stockholder on January 2, 2018.  The Board of Directors terminated the 2017 Plan on December 31, 2018.  No options or awards were granted under the 2017 Plan. The following is a summary of the 2018 Plan, which summary is qualified in its entirety by reference to the 2018 Plan, which is filed as an exhibit to the Registration Statement filed with the SEC in connection with the offering of shares of common stock.

2018 Plan Purpose. The 2018 Plan will allow us to grant equity awards, including performance awards, to incentivize high levels of performance and productivity by individuals who provide services to us and to further align the interests of our employees with those of the Company and our stockholders. The use of our common stock as part of our compensation program fosters a pay-for-performance culture that is an important element of our overall compensation philosophy. Our equity compensation is also used to retain our officers and other employees and promote a focus on sustained enhancement through improved performance. The 2018 Plan is intended to be “performance-based compensation” under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), to be exempt from the tax deduction limits of Section 162(m) if they meet the other requirements of Section 162(m).

  2018 Plan Administration. The Board of Directors, or the Compensation Committee of the Board of Directors when formed by the Board of Directors, has the authority to administer our 2018 Plan. Subject to the terms of the 2018 Plan, the Board of Directors or the authorized board committee, referred to as the “plan administrator,” determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award. The plan administrator has the authority to modify outstanding awards under our 2018 Plan. Subject to the terms of our 2018 Plan, the plan administrator has the authority, without stockholder approval, to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles; provided, that, stockholders must approve any repricing of SAR’s.

2018 Plan Share Reserve.   Three million shares of common stock are reserved for issuance under grants or awards made pursuant to the 2018 Plan.   If a stock award granted under our 2018 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under our 2018 Plan. The following types of shares under our 2018 Plan may become available for the grant of new stock awards under our 2018 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under our 2018 Plan may be previously unissued shares or reacquired shares bought by us on the open market.

2018 Plan Stock Awards.  Our 2018 Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (“Code”)), non-statutory stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Our 2018 Plan also provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.  Incentive and non-statutory stock options are evidenced by stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of our 2018 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under our 2018 Plan vest at the rate specified by the plan administrator. The plan administrator determines the term of stock options granted under our 2018 Plan, up to a maximum of ten years. Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. The option term will automatically be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the option holder, (4) a net exercise of the option if it is an nonqualified stock option and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.

Restricted Stock Awards. Restricted stock awards are evidenced by restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule as determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock unit awards that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.  Restricted stock unit awards evidenced by restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration or for no consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Rights under a restricted stock units award may be transferred only upon such terms and conditions as set by the plan administrator. Restricted stock unit awards may be subject to vesting as determined by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights or “SARs”. SARs are evidenced by SAR grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a SAR, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a SAR, we will pay the participant an amount in cash or stock equal to (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the SAR is exercised. A SAR granted under our 2018 Plan vests at the rate specified in the SAR agreement as determined by the plan administrator.

The plan administrator determines the term of SARs granted under our 2018 Plan, up to a maximum of ten years. Unless the terms of a participant’s SAR agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested SAR for a period of three months following the cessation of service. The SARs’ term will be further extended in the event that exercise of the SAR following such a termination of service is prohibited by applicable securities laws. In no event may a SAR be exercised beyond the expiration of its term.

Unless the plan administrator provides otherwise, SARs generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. A SAR holder may designate a beneficiary, however, who may exercise the SAR following the holder’s death.

Performance Awards. Our 2018 Plan permits the grant of performance-based stock and cash awards. Our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period.   The performance goals are determined by the plan administrator. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Amendment and Termination. Board of Directors has the authority to amend, suspend or terminate our 2018 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent and provided further that certain types of amendments will require the approval of stockholders. No incentive stock options may be granted after the tenth anniversary of the date that the Board of Directors adopts the 2018 Plan.

The Company issued no stock options during the years ending December 31, 2019 and December 31, 2018.

Director Compensation. Directors of the Company do not currently receive and have not received in the past any compensation for servicing as a director.   The Company does reimburse directors for any actual expenses incurred in the performance of duties as a director.  We may pay a nominal director’s fee in the future.

NOTE 10 – PROVISION FOR INCOME TAXES

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2019 and December 31, 2018.

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it would not have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against the deferred tax asset.

The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state Virginia. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. The Company is not presently undergoing any tax audits. As of December 31, 2019, the tax years that remain subject to examination are 2019, 2018, and 2017 for Federal and 2019, 2018, and 2017 for state.

The Company will apply the federal and state NOL carry-forward in FY 2019 and later years.

Income Taxes

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes have no net impact on the Company’s financial position and net loss. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets.

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2019	Period ended December 31, 2018
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$35,169	$7,206
Expected approximate tax recovery on net loss, before income tax	$7,385	$1,513
Changes in valuation allowance	(7,385)	(1,513)
Income tax	$-	$-

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2019	As of December 31, 2018
Deferred income tax assets:
Net operating losses carried forward	$9,036	$1,651
Less: valuation allowance	(9,036)	(1,651)
Deferred income tax assets	$-	$-

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets.

At December 31, 2019 and December 31, 2018, the Company has incurred accumulated net operating losses in the United States of America totaling $43,032 and $7,863 respectively which are available to reduce taxable income in future taxation years.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2019 and December 31, 2018. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018 for $50 per month. Additionally, the Company has no known contingencies as of December 31, 2019 and December 31, 2018.

Purchase Commitments

The Company has no purchase obligations at December 31, 2019.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2019 and December 31, 2018, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – The Company had no revenue generating operations and therefore no accounts receivable as of the date of these financial statements.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there no reportable subsequent events to be disclosed beyond the following:

Amended Articles of Incorporation

On January 23, 2020, CoJax Oil and Gas Corporation, a Virginia corporation, (“Company”) amended  its Amended and Restated Articles of Incorporation to authorize and create Series A Convertible Preferred Stock, $0.01 par value per share, (“Series A Stock”).  Five hundred thousand shares of Series A Stock are authorized. The shares of Series A Stock are:

1. not entitled to dividends;

2. convertible on demand of holder to, and upon occurrence of a merger or other significant corporate transaction into, 10 shares of Company Common Stock, $0.01 par value per share, (“Common Stock”);

3. entitled to a one cent per share liquidation dividend with preference over liquidation distribution to shares of Common Stock;

4. entitled to one vote per share on all matters presented for shareholder approval and vote with the shares of Common Stock as a single class of voting securities, except the shares of Series A Stock musts approve by at least simple majority vote any of the following corporate transactions: (a) alter or change the rights, preferences or privileges of the Series A Preferred Stock so as to materially and adversely affect such shares; (b) amend the Amended and Restated Articles of Incorporation, as amended, or Bylaws of the Corporation in a manner which materially and adversely affects the rights, preferences or privileges of the Series A Preferred Stock; or (c) create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock or other securities unless the same ranks junior to or equal to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Corporation and the payment of dividends or other payments or distributions.

Departure of Chief Executive Officer and Director

On January 21, 2020, the Board of Directors (the “Board”) of CoJax Oil and Gas Corporation, a Virginia corporation, (“Company”) received and accepted the formal resignation of Jeffrey Delancey from his positions as a director and the Chief Executive Officer of the Company, effective as of January 21, 2020. Mr. Delancey’s resignation was not due to any disagreement with Company or its Board or management on any matter relating to Company’s operations, policies, practices or otherwise.

With the resignation of Mr. Delancey, Mr. Jeffrey Guzy is the sole director of the Company.  The Board intends to appoint a new director to the Board to fill the vacant seat created by Mr. Delancey’s resignation as soon as an eligible, qualified candidate is identified by the Company. The Board believes that diversity can strengthen board performance and is actively searching for women and other candidates with diverse backgrounds and experiences. Due to the early stage development status of Company’s business, the time frame for locating qualified candidates willing to serve is uncertain.

Change in Employment Status of Our Chief Executive Officer and Director

On January 24, 2020, Jeffrey Guzy signed an employment agreement to serve as Chief Executive Officer of CoJax Oil and Gas Corporation, a Virginia corporation, (“Company”).  The employment agreement provides, in part, for:

(1) the term of the employment agreement is 3 years;

(2) a base annual salary of $120,000 payable semi-monthly in equal installments, but the base salary can either be paid in total when Company is adequately funded or, alternatively,  the accrued unpaid base salary can be converted into shares of the Company’s Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at time of conversion by Mr. Guzy;

(3) Mr. Guzy is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors;

(4) Mr. Guzy may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;

(5) continuation of Mr. Guzy’s under Company’s health insurance and other benefit plans for 24 months after any termination of his employment for good reason (as defined in the employment agreement);

(6)  imposes confidentiality and non-recruitment of Company employees obligations on Mr. Guzy for one year after end of employment;

Hiring of Chief Financial Officer

On March 16, 2020, CoJax Oil and Gas Corporation, a Virginia corporation, (“Company”) appointed Wm. Barrett Wellman as the Company’s Chief Financial Officer. Mr. Wellman is a 20 year+ business associate of Mr. Jeffrey J. Guzy, the Company’s Chief Executive Officer and director.

Executive’s duties include:

1. Manage all daily financial transactions, public reporting and filings required by the Company.

2. Manage all Chief Financial Officer duties such as and not limited to: services: Assisting existing financial prep.

3. Executive oversight of other senior officers of Company;

4. Act as Secretary of the Board of Directors meetings and shareholder meetings;

5. Support significant business, financial and other corporate transactions for Company;

6. Appoint senior officers of Company with Board’s review and consent;

7. Report to the Board on matters under Executive’s control and do so on a monthly basis;

8. Support business development and merger-and-acquisition efforts of Company;

9. Perform administrative and related duties necessary to above duties.

Oil Price Fluctuations and Uncertainty

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

The recent drop in the price of oil will force us to re-evaluate our current acquisition strategy as the price of natural gas and oil fluctuate in the future.  We expect oil and natural gas to remain volatile. The ability to find and develop sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success of the Company.

COVID-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is not expecting to experience any adverse effects other than:

1.Difficulty in communicating with potential acquisition targets.

2.Fund-raising events may be limited.

Additionally, it is possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the ability to raise additional funding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting is based on a framework that includes policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer/Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of December 31, 2019, the Company's internal control over financial reporting was not effective based upon the COSO criteria.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective as of January 1, 2019 Jeffrey Delancey resigned from his position as a member of our board of directors. Mr. Delancey’s resignation was not due to any disagreements with us on any of our operations, or accounting policies or practices. As of the date of this report, the Company has not replaced Mr. Delancey. As a result of Mr. Delancey’s resignation, the Company has one director: Jeffrey J. Guzy, our sole executive officer.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Jeffrey J. Guzy	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Director	68	May 15, 2018

Mr. Jeffrey Delancey retired as a Director of the Company and will not be replaced on the Board until the Company’s activities increase, funding permitting.

Business Experience

The following is a brief account of the business experience of our director and executive officer.

JEFFREY J. GUZY: Mr. Guzy, age 68, has served as Company’s Executive Chairman of the Board of Directors since the incorporation of the Company on November 13, 2017. Since February 1, 2013, he has served as the Chief Executive Officer of Central Oil & Gas Corporation of America, a private oil and gas production company, and he has also served as a director since January 27, 2013.

Mr. Guzy also serves as an outside director of:  Capstone Companies, Inc. (trading symbol: CAPC), a Florida public corporation; Leatt Corporation (trading symbol: LEAT), a Nevada public corporation.  Mr. Guzy served as an outside director of; YayYo, Inc., an SEC reporting company, from November 2017 until November 2018.  He also served, from October 2007 to August 2010 as President of Leatt Corporation.

Mr. Guzy has a background in telecommunications, information systems, investor relations, emerging growth companies and the U.S. capital markets, and he has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., RCA Corp., Sprint International, Bell Atlantic Video Services, Loral Cyberstar and FaciliCom International.

Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family Relationships

There are no familial relationships among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) had any bankruptcy petition been filed by or against any business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended December 31, 2019, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.Executive Compensation

The Company's sole officer, Mr. Guzy, does not have a salary for his service in this capacity. Mr. Guzy will not receive a salary until we expand our operations and generate the necessary cash flow from either operations or other adequate funding sources.

The following table presents our executive compensation for the years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jeffrey J. Guzy	2019	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2018	$-	$-	$-	$-	$-	$-

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a standing compensation committee or a committee performing similar functions.

Directors' Compensation

We do not compensate our director.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board of Directors

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. We currently have one director: Jeffrey J. Guzy our Principal Executive and Financial Officer.

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. We do not have an audit committee "financial expert." Our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors. Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of "independent directors." In accordance with Item 407(a) of Regulation S-K of the Securities Act of 1933 and the Securities Exchange Act of 1934, the Board has adopted the definition of "independent director" and "independence standards" for audit, compensation and nominating committees set forth in the American Stock Exchange, or AMEX, Company Guide. In applying this definition, the Board has determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules, even though such definitions do not currently apply to us because we are not listed on AMEX.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. Our Board continually monitors the appropriateness of adopting additional processes.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14.1 hereto.

Related Transactions

Jeffrey J. Guzy, our sole officer and sole member of our Board of Directors meets the definition of the term "promoter" as defined in Rule 405 under the Securities Act of 1933, as amended, and Item 404(c).

For the year ending December 31, 2019, there were five related party transactions between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the year ending December 31, 2018, there were three related party transactions between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

As of December 31, 2019, and December 31, 2018, we did not owe Mr. Guzy for administrative and travel expenses paid on our behalf.

Item 14.  Principal Accounting Fees and Services

Haynie & Company, CPAs, has been the independent registered public accounting firm for the Company since its inception. Fees billed to the Company for the fiscal years ending December 31, 2019 and 2018 are set forth below:

	Fiscal year ending December 31, 2019	Fiscal year ending December 31, 2018
Audit	$12,500	$1,790
Audit-Related Fees	$-	$-
All Other Fees	$-	$710

As of December 31, 2019, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 dated August 09, 2019)
3.2	Articles of Restatement of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 of the Company’s Form S-1 dated August 09, 2019)
3.3	Amended Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated January 31, 2020)
3.4	Bylaws of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 dated August 09, 2019)
4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 dated August 09, 2019)
10.1	Employment Agreement dated November 1, 2017 between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 dated August 09, 2019)
10.2	Employment Agreement dated May 15, 2018 between Jeffrey Delancey and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 dated August 09, 2019)
10.3	Employment Agreement dated January 24, 2020 between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A dated January 27, 2020)
10.4	Employment Agreement dated March 16, 2020 between Wm. Barrett Wellman and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 23, 2020)
10.5

Founder Subscription Agreement dated November 1, 2017 between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 dated August 09, 2019)

10.6	CoJax Oil and Gas Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 dated August 09, 2019)
10.7	Escrow Agreement dated May 16, 2019 between BizLaunch Advisors, LLC and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 dated August 09, 2019)
10.8

Investment Banking Engagement Agreement dated March 14, 2019 between Newbridge Securities Corporation and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 dated August 09, 2019)

*10.9	Note Agreement 4 dated September 1, 2019 by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy
*10.10	Note Agreement 5 dated November 15, 2019 by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy
*10.11	Note Agreement 6 dated February 18, 2020 by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy
14	Code of Ethics of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 14 of the Company’s Form S-1 dated August 09, 2019)
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*	Filed herewith.

Item 16.  Form 10-K Summary

The Company has elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the following persons on behalf by the Registrant thereunto duly authorized:

CoJax Oil and Gas Corporation

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Executive Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey J. Guzy as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent their or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ Jeffrey Guzy	Executive Chairman	March 30, 2020
Jeffrey Guzy

By: /s/ Jeffrey Guzy	Director	March 30, 2020
Jeffrey Guzy