Form 10-Q
period 2020-03-31
CoJax Oil & Gas Corp
filed 2020-06-16
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact name of Registrant as specified in its charter)

Virginia	1311	46-1892622
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Identification No.)

3033 Wilson Boulevard, Suite E-605

Arlington, Virginia 22201

(703) 216-8606

(Address, including zip code, and telephone number,

including area code, of Registrant's principal executive offices)

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
Yes [X]        No [__]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes [  ]        No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

None

The number of shares outstanding of each of the issuer's classes of common stock, as of June 6, 2020, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-Q Report includes "forward-looking statements." All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events. They are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Risk Factors" in our Form S-1 Registration Statement (SEC File No. 333-232845) and amendments thereto.

Forward-looking statements include statements about:

•our business strategy;

•our reserves;

•our financial strategy, liquidity, and capital required for our drilling program, including our assessment of the sufficiency of our liquidity to fund our capital program and the amount and allocation of our capital program in 2020;

•our expected non-cash compensation expenses;

•the timing and amount of our future production of oil, natural gas, and NGLs, including our ability to satisfy minimum gross volume commitments under certain marketing agreements;

•our future drilling plans;

•government regulations and our ability to obtain permits and governmental approvals;

•our leasehold or business acquisitions;

•general economic conditions;

•uncertainty regarding our future operating results; and

•our plans, objectives, expectations, and intentions contained in this quarterly report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering, and sale of oil, natural gas and NGLs. These risks include but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental hazards, drilling, and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under "Risk Factors" in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto.

Reserve engineering is a process of estimating underground accumulations of hydrocarbons that cannot be measured precisely. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. Also, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy and change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in the above-mentioned Form S-1 Registration Statement or this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Form 10-Q Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or forward-looking oral statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q Report.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

CoJax Oil and Gas Corporation

Condensed Balance Sheets

(unaudited)

	As of	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$46,519	$28,189
Total current assets	46,519	28,189

Total assets	$46,519	$28,189

LIABILITIES and STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$2,090	$8,890
Accrued interest payable	703	329
Loan payable – related party	90,400	62,000
Accrued salaries and payroll taxes	29,674	-
Total current liabilities	122,868	71,219

Total liabilities	122,868	71,219

Stockholder's deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, one share issued and outstanding, respectively.	-	-
Additional paid-in capital	2	2
Accumulated deficit	(76,351)	(43,032)
Total stockholder’s deficit	(76,349)	(43,030)

Total liabilities and stockholder’s deficit	$46,519	$28,189

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$-	$-

Operating expenses:
Audit fees	1,500	3,750
Legal fees	1,000	-
Office rent	150	150
Other office expense	120	-
Salaries and payroll expense	29,674	-
Interest expense	375	104
Total operating expenses	32,819	4,004

Loss from operations	(32,819)	(4,004)

Net loss	$(32,819)	$(4,004)

Net loss per common share - basic and diluted	$(32,819)	$(4,004)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1

See accompanying notes to condensed financial statements

CoJax Oil and Gas Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,819)	$(4,004)
Adjustments to reconcile net loss to net cash used in operations:
Accounts payable	(6,800)	3,900
Accrued salaries and payroll taxes	29,674
Accrued interest payable	375	104
Total adjustments to reconcile Net loss to net cash provided by operations	23,249	4,004
Net cash used in operating activities	(9,570)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Cash proceeds from loan payable	28,400	-
Net cash provided by financing activities	28,400	-

Net increase in cash	18,830	-
Cash at beginning of period	27,689	3,500
Cash at end of period	$46,519	$3,500

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$-	$-
The Company did not engage in any non-cash investing or financing activities during the period.

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Statement of Stockholder's (Deficit)

For the Three ending March 31, 2019

and March 31, 2020

(unaudited)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,861)
Net (loss) for the Three months ending March 31, 2019	-	-	-	-	-	(4,004)	(4,004)
Balance, March 31, 2019	-	$-	1	$-	$2	$(11,867)	$(11,865)

Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the Three months ending March 31, 2020	-	-	-	-	-	(32,819)	(32,819)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Notes to Condensed Financial Statements

March 31, 2020

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation ("Company"), was incorporated on November 13, 2017.

Nature of Operations

We are an early development stage company, and we have no revenue-generating operations. From November 13, 2017, we have been engaged in organizational activities and had no revenue-generating operations.  We intend to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes which are normally included in the Company's annual financial statements. These financial statements reflect all adjustments (consisting of ordinary recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Investment Banking Relationship

On January 3, 2018, the Company executed an investment banking and corporate advisory agreement with Newbridge Securities Corporation ("NSC Agreement"). Their fee is based on the successful completion of an S-1 Registration statement initial public Offering (SEC File No. 333-232845), if any, of our common stock. The NSC. Agreement filed as an exhibit to the registration statement of this agreement is dated as of January 3, 2018, because the designated authorized contract officer at Newbridge Securities Corporation did not countersign the NSC. Agreement until March 14, 2019. Despite the date of the countersignature, Company and Newbridge Securities Corporation have operated in full accordance with the terms and conditions of the NSC. Agreement since January 3, 2018.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company's financial statements are prepared using US GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, the Company has not identified any proven or probable reserves, and correspondingly has not generated any revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing or related party advances. However, there is no assurance of additional funding being available or on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations, and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share," which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing the diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no dilutive shares as of March 31, 2020.

NOTE 4 – ACCRUED EXPENSES

At March 31, 2020, and December 31, 2019, the Company had the following accrued expenses:

	March 31, 2020	December 31, 2019
Accrued interest	$703	$329
Accrued salaries and payroll taxes	29,674	-
Accrued expenses	$30,277	$329

NOTE 5 – NOTES PAYABLE - related party

The Company is a party to several loans with related parties. The note holder is the Executive Chairman of the Company. At March 31, 2020, and December 31, 2019, notes payable consisted of the following:

	March 31,	December 31,
	2020	2019

On September 1, 2019, the Company's Executive Chairman loaned $42,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on September 1, 2020.	$42,000	$42,000

On November 15, 2019, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on November 15, 2020.	$20,000	$20,000

On February 19, 2020, the Company's Executive Chairman loaned $28,400 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2021.	$28,400	$-

Notes payable – related party	$90,400	$62,000

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period ending March 31, 2020, there are three related party transactions (see NOTE 5) between the Company's Executive Chairman and the Company. There were no other related party transactions between any of the Company's directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the period ending December 31, 2019, there were two related party transactions (see NOTE 5) between the Company's Executive Chairman and the Company. There were no other related party transactions between any of the Company's directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations on March 31, 2020, and March 31, 2019. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia, beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of March 31, 2020, and March 31, 2019.

Legal Matters

During the conduct of business, litigation commonly occurs. From time to time, the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel, which may inherently lend itself to legal issues. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations.

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 8 - SUBSEQUENT EVENTS

The Company had evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company decided the following subsequent reportable events to be disclosed:

SBA Paycheck Protection Program

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,991.75 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan.

COVID - 19

COVID-19 Pandemic.  By late December 2019, China advised the World Health Organization ("WHO") of a new strain of the coronavirus (COVID-19) that had arisen in Wuhan, China, and spread throughout China. From China, COVID-19 has spread by early 2020 to almost all other parts of the developed world, including the United States. On January 30, 2020, WHO declared the outbreak of COVID-19 a "Public Health Emergency of International Concern," and then, on March 11, 2020, declared the COVID-19 outbreak as a global "pandemic."

COVID-19 pandemic has disrupted our operations by limiting travel and interactions by our limited staff with persons who are crucial to our efforts to develop our proposed business or manage company affairs. This adverse impact has hindered or delayed, but not stopped, our business development efforts.  Importantly, COVID-19 pandemic has, along with oil pricing disputes among certain members of the Organization of Petroleum Exporting Countries or "OPEC," injected volatility for and depressed prices for crude oil market prices in the marketplace and reduced worldwide demand for crude oil.  When we commence oil production efforts, we may face a difficult business and financial environment due, in part, to the COVID-19 pandemic and its impact on demand for crude oil.  We cannot determine as of the date of the filing of this Form 10-Q the long term impact of COVID-19 pandemic on our company or the U.S. or foreign market demand for crude oil.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

General. Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this prospectus. See "Forward-Looking Statements." Future results could differ significantly from the historical results presented in this section. The following discussion and analysis contain forward-looking statements and involves numerous risks and uncertainties, including those described under the heading "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated balance sheet and related notes in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto.

We incorporated on November 13, 2017, under the laws of the Commonwealth of Virginia to acquire, fund, and operate crude oil production from assets in the Gulf States Drill Region.

We have no revenue-generating operations as of the date of this prospectus.

 We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering, and sale of oil.  While our properties may produce natural gas or "gas," we do not currently exploit or regard natural gas as an ongoing revenue source from existing oil production operations.  The exploitation of gas may change if our oil drilling produces sufficient quantities of gas to warrant its exploitation and sale. These risks include but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, availability of affordable funding, availability of qualified personnel, environmental risks, drilling, and other operating risks, regulatory changes, the uncertainty inherent in estimating oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under "Risk Factors" in this prospectus.

Reserve engineering is a process of estimating underground accumulations of natural gas and oil that cannot be measured precisely. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. Also, the results of drilling, testing, and production activities may justify revisions of estimates that were created previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas and oil that are ultimately recovered.

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

All forward-looking statements, expressed or implied, included in this prospectus are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or forward-looking oral statements that we or persons acting on our behalf might issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this prospectus.

About this Discussion. The following discussion will assist in understanding the financial position, liquidity, and results of operations of CoJax Oil and Gas Corporation. ("we", "our" or the "Company"). The information below should be read in conjunction with the consolidated financial statement and the related notes to consolidated financial statements.

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

Results of Operations for the Three months ended March 31, 2020, and March 31, 2019:

Revenues: The Company had no oil and gas revenues and no revenue-producing operations.

Operating Expense:  The Company had no oil and gas operating expenses. Other operating expense was $32,819 for the three months ended March 31, 2020, and $4,004 March 31, 2019.

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Total Revenues	$-	$-
Total operating expenses	32,819	4,004
Loss from operations	(32,819)	(4,004)
Net loss from operations	$(32,819)	$(4,004)
Net loss per common share - basic and diluted	$(32,819)	$(4,004)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1

Liquidity and Capital Resources: We have incurred net operating losses and operating cash flow deficits since inception, continuing through the three months ended March 31, 2020, and 2019. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey Guzy, an officer, and director of the Company.  This limited funding has been inadequate as of the date of this 10-Q to fund our business strategy. It has covered just general administration and legal compliance for the Company as well as paying accounting and legal fees for work performed in connection with our Offering.

We had cash and cash equivalents at March 31, 2020, of $46,519. At December 31, 2019, we had cash and cash equivalents totaling $28,189.

We believe that our working capital on hand, as of the date of this report, will not be sufficient to fund our plan of operations over the next 12 months.  We require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil industry in particular), our lack of operating history, the location of our proposed or future crude oil properties and prices of crude oil on the commodities markets (which will affect the amount of asset-based financing available to us) and other factors. Further, if crude oil prices on the commodities markets decline, our revenues will likely decrease, and such reduced revenues may increase our requirements for capital.

Debt or equity financing arrangements may not be available to us or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing stockholders and may not provide us with sufficient funds to meet our long-term capital requirements. We may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely affect our financial condition. If the amount of capital we can raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. We may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy (either liquidation or reorganization under the U.S. Bankruptcy Code).

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of March 31, 2020, and December 31, 2019:

	As of	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Current assets	$46,519	$28,189
Current liabilities	122,867	71,219
Working capital deficit	$(76,348)	$(43,030)

Changes in the net cash provided by and (used in) our operating, investing and financing activities for the three months ended March 31, 2020, and March 31, 2019, are outlined in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(9,570)	$(4,004)
Net cash provided by financing activities	28,400	-
Net increase (decrease) in cash	$18,830	$(4,004)

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the three months ended March 31, 2020, and March 31, 2019, net cash used by operating activities was $9,570, and $4,004, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $28,400 and $0 for the three months ended March 31, 2020, and 2019. The net increase was derived from loans from our Executive Chairman of the Board of Directors. For more details about this debt, see Notes to the Consolidated Financial Statements for the periods ended December 31, 2019, and December 31, 2018, in our Form 10-K (SEC File Number 333-232845) and amendments thereto, incorporated by reference herein.

Stockholders' Equity: Authorized Capital. As of March 31, 2020, and December 31, 2019, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of serial Preferred Stock at a par value of $0.01.

During the periods ended March 31, 2020, December 31, 2019, the Company did not repurchase any shares.

There were no issuances of common stock for the periods ended March 31, 2020, and December 31, 2019.  There were no issuances of preferred stock during the periods ended March 31, 2020, and December 31, 2019.

The one share of common stock issued was under an exemption from registration under Section 4(a)(2) of the Securities Act and Section 13.1-514b(10) of the Code of Virginia, 1950, as amended.

Capital Contributions. There were no capital contributions during the periods ended March 31, 2020, or December 31, 2019.

Planned Capital Expenditures: The Company had no planned capital expenditures and no existing assignments or leases for oil-producing properties, or related assets, for the three months ended March 31, 2020, and fiscal year 2019.

The Company incurred no development costs related to the purchase and development of working interest in wells during the periods ended March 31, 2020, or December 31, 2019. The Company has no such interests in wells as of the date of this filing.

Effects of Inflation and Pricing:   The oil and gas industry is cyclical, and the demand for goods and services by oil field companies, suppliers, and others associated with the sector put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil increase, all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also affect our current revenue stream, estimates of future reserves, impairment assessments of oil properties, and values of properties in purchase and sale transactions. Material changes in prices can affect the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel. While we do not currently expect business costs to increase materially, higher prices for oil could result in increases in the costs of materials, services, and personnel.  The recent drop and fluctuations in the market price for crude oil have adversely affected the demand or ability of companies to finance domestic oil exploration.   Our need for adequate funding to expand oil production is hampered by current market conditions for crude oil, which have become more volatile and unpredictable as of the date of this prospectus.

Critical Accounting Policies: The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, a proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Asset Retirement Obligations. The Company would, when and if operational, face possible retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the Company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; technical assessments of the assets; estimated amounts and timing of settlements, discount rates, and inflation rates. Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The costs associated with these liabilities are capitalized as part of the related assets and depreciated as the reserves are produced. Over time, the liabilities are accreted for the change in their present value.

Asset retirement obligations for downstream facilities generally become firm at the time the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites have indeterminate lives based on plans for continued operations. As such, the fair value of the conditional legal obligations cannot be measured, since it is impossible to estimate the future settlement dates of such obligations.

During the periods ended March 31, 2020, and December 31, 2019, the Company had no assets subject to retirement obligations.

Revenue Recognition. As of January 1, 2018, we adopted ASC 606 using the modified retrospective method. This adoption did not affect the opening balance of retained earnings. ASC 606 has no current effect on our financial statements, as we have no revenue. The Company would, when and if operational, comply with the standard. For additional information regarding the new revenue recognition standard, see Consolidated financial statements for the years ended December 31, 2019, and 2018.

Stock-Based Compensation. The Company accounts for Stock-Based Compensation under ASC 718 "Compensation – Stock Compensation," which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

The Company may issue stock to consultants for various services and under a written agreement and plan. The costs for these future transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock will be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company will recognize consulting expense and a corresponding increase to additional paid-in capital related to stock issued for services. As of the date of this prospectus, the Company has issued no shares to consultants or non-officer employees.

Stock Issuance. We will record future stock-based awards issued to consultants and other external entities for goods and services at either the fair market value of the goods received, or services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505.

Income Taxes. We account for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained if the position were to be challenged by a taxing authority. We have examined the tax positions taken in our tax returns and determined that there are no uncertain tax positions. As a result, we have recorded no uncertain tax liabilities in our consolidated balance sheet.

Oil Properties. We will account for oil properties by the successful efforts method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized, whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proven oil-reserves properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical costs, and delay rentals for oil leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil-producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

The depletion of producing oil properties is recorded based on units of production. Acquisition costs of proved properties are depleted based on all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are depleted based on proved developed reserves. As more fully described below, proved reserves are estimated by our independent petroleum engineer and are subject to future revisions based on the availability of additional information. Asset retirement costs are recognized when the asset is placed in service and are depleted over proved reserves using the units of production method.

Oil properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil properties to estimated undiscounted future net cash flows using management's expectations of future oil prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management's expectations of future oil prices. We have no properties as of the date of this prospectus and, as such, recorded no impairment on any properties. Unproven properties that are individually significant will be assessed for impairment and if considered impaired, will be charged to expense when such impairment is deemed to have occurred.

The sale of a partial interest in a proved oil property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale is accounted for as the sale of an asset, and a gain or loss is recognized. The unamortized cost of the property or group of properties is apportioned to the interest sold and interest retained based on the fair values of those interests. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in the results of operations.

Oil Reserves. The determination of depreciation, depletion, and amortization expense, as well as impairments that are recognized on our oil properties, are highly dependent on the estimates of the proved oil reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes, and development costs, all of which may vary considerably from actual results. Also, as the prices of oil and cost levels change from year to year, the economics of producing our reserves may change, and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding the present value of any future net cash flows attributable to proved oil reserves would be estimates only. They should not be construed as the current market value of the estimated oil reserves attributable to oil-producing properties. Thus, such information includes revisions of certain reserve estimates attributable to oil-producing properties included any prior year's estimates. These revisions reflect additional information from subsequent activities, the production history of the properties involved, and any adjustments in the projected economic life of such properties resulting from changes in oil prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our prospects, and the value of our common stock.

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

New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. If not discussed, management believes that the effect of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

Recent Accounting Pronouncements

Our audited financial statements found in our Form 10-K (SEC File Number 333-232845) and amendments to it contain a description of recent accounting pronouncements.

Off-Balance Sheet Financial Obligations

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern. Still, it considers that the Company will be able to obtain additional funds by equity financing or related party advances. However, there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with "Risk Factors" contained in our Form S-1.

Market risk refers to potential losses from adverse changes in market prices and rates. We are exposed primarily in the form of commodity price risk and interest rate risk. We do not enter into derivative or other financial instruments for speculative trading purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which affects the amount of interest we pay on certain of our borrowings and the amount of interest we earn on our short-term investments.

As of March 31, 2020, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management apply its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to affect, our internal control over financial reporting materially.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the information in "Risk Factors" in our Form S-1.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 3.Other Information

None.

Item 4.Exhibits

Exhibit Number	Description of Exhibit
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certifications by Chief Executive Officer pursuant to Title 18 USC. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*32.2	Certifications by Chief Financial Officer pursuant to Title 18 USC. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Executive Chairman of the Board

Signature	Title	Date

By: /s/ Jeffrey J. Guzy	Chief Executive Officer	June 16, 2020
Jeffrey J. Guzy	Principal Executive Officer

By: /s/ Wm. Barrett Wellman	Chief Financial Officer	June 16, 2020
Wm. Barrett Wellman

By: /s/ Jeffrey Guzy	Director	June 16, 2020
Jeffrey Guzy