Form 10-K/A
period 2019-12-31
CoJax Oil & Gas Corp
filed 2020-06-19
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number One

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

(703) 216-8606

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2019, the last day of the Company's fiscal year, was $0.00.

The number of shares of the issuer's common stock issued and outstanding as of December 31, 2019, was one share.

EXPLANATORY NOTE

CoJax Oil and Gas Corporation, a Virginia corporation,  (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Original 10-K") filed with the Securities and Exchange Commission (the "S.E.C.") on March 30, 2020, to (1) add the tabular information on securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, ("Exchange Act"); (2) Item 15 and exhibits of the Original 10-K is being amended to include as an Exhibit 4.6 describing the Company's common stock;  (3) amend Item 1A Risk Factors to amend one risk factor to reflect lack of directors and officers insurance coverage; (4) amend Item 10 Directors, Executive Officers, and Corporate Governance to add a disclosure on directors and officers insurance; and (5) amend Item 11. Executive Compensation to add additional information about employment agreements and changes in management. No other sections of the Original 10-K are reproduced below.

No other changes have been made to the Original 10-K other than as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K, and our filings with the S.E.C. made subsequent to the filing of the Original 10-K on March 30, 2020.

Item 1A. Risk Factors

Drilling for and producing crude oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition, or results of operations.

Our proposed drilling and operating activities will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil can be unprofitable, not only from dry holes but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed, or canceled as a result of other factors, including:

•unusual or unexpected geological formations and miscalculations;

•fires;

•explosions and blowouts;

•pipe or cement failures;

•environmental hazards, such as natural gas leaks, oil spills, pipeline, and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic gases, brine, well stimulation, and completion fluids, or other pollutants into the surface and subsurface environment;

•loss of drilling fluid circulation;

•title problems for the properties on which we drill and resulting restrictions or termination of a lease for oil drilling and production operations;

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

•shareholder activism and activities by non-governmental organizations to restrict the exploration, development, and production of oil and natural gas so as to minimize emissions of greenhouse gases of "GHG's";

•natural disasters; and

•adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, clean-up responsibilities, loss of wells, repairs to resume operations, and regulatory fines or penalties.

Insurance against all operational risks may not be available to us or not affordable for us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition, and results of operations. We only have standard business liability and casualty insurance as of the date of this filing.  Our Company has not obtained or maintained directors' and officers' insurance coverage, but we intend to obtain the coverage when and if properly funded or have sufficient cash flow from operations. We will not pay for or require and cannot afford insurance covering drilling, production, and storage of oil and establishing oil rigs until we receive sufficient funding.

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation, or removal.

As of December 31, 2019, the Company officers were Jeffrey Delancey, Chief Executive Officer and a director,  and Jeffrey Guzy, Interim Chief Financial Officer and Chairman of the Board of Directors.

On January 21, 2020, the Board of Directors (the "Board") of CoJax Oil and Gas Corporation, a Virginia corporation, ("Company") received and accepted the formal resignation of Jeffrey Delancey from his positions as a director and the Chief Executive Officer of the Company, effective as of January 21, 2020. Mr. Delancey's resignation was not due to any disagreement with Company or its Board or management on any matter relating to Company's operations, policies, practices, or otherwise.

With the resignation of Mr. Delancey, Mr. Jeffrey Guzy was the sole director of the Company.  On January 22, 2020, Mr. Jeffrey Guzy, as the sole director and sole Common Stock shareholder of the Company, appointed himself as the new Chief Executive Officer of the Company.

On March 16, 2020, CoJax Oil and Gas Corporation, a Virginia corporation ("Company") appointed Wm. Barrett Wellman as the Company's Chief Financial Officer.

Our directors and executive officers, their ages, positions held, and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Jeffrey J. Guzy	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Director	68	November 13, 2017
Wm.Barrett Wellman (1)	Chief Financial Officer	72	March 16, 2020

 (1).  Mr. Wellman was appointed as Chief Financial Officer on March 16, 2020. Prior to Mr. Wellman's appointment, Mr. Jeffrey Guzy handled financial and accounting duties for the Chief Financial Officer.

Former Directors and Officers. Mr. Jeffrey Delancey retired as a Director of the Company and will not be replaced on the Board until the Company's activities increase, funding permitting.

Business Experience

The following are profiles of our director and executive officers.

JEFFREY J. GUZY: Mr. Guzy, age 68, has served as the Company's Executive Chairman of the Board of Directors since the incorporation of the Company on November 13, 2017. Since February 1, 2013, he has served as the Chief Executive Officer of Central Oil & Gas Corporation of America, a private oil and gas production company, and he has also served as a director since January 27, 2013.

Mr. Guzy also serves as an outside director of  Capstone Companies, Inc. (trading symbol: CAPC), a Florida public corporation; Leatt Corporation (trading symbol: LEAT), a Nevada public corporation.  Mr. Guzy served as an outside director of; YayYo, Inc., an S.E.C. reporting company, from November 2017 until November 2018.  He also served, from October 2007 to August 2010 as President of Leatt Corporation.

Mr. Guzy has a background in telecommunications, information systems, investor relations, emerging growth companies, and the U.S. capital markets. He has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with I.B.M. Corp., R.C.A. Corp., Sprint International, Bell Atlantic Video Services, Loral Cyberstar, and FaciliCom International.

Mr. Guzy has an M.B.A. in Strategic Planning and Management from The Wharton School of the University of Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania, a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University.

WM. BARRETT WELLMAN: Mr. Wellman, age 72, has served as the Company's Chief Financial Officer since March 16, 2020.

Mr. Wellman was a Founder and Vice President, Finance, and Technology for G.B.H. Telecom. He developed an interactive financial statement program, including telecommunications product pricing and breakeven analysis.

As Chief Technology Officer for Raffa & Associates, Mr. Wellman was responsible for the management of Raffa's Technology Division, including Web Applications, Custom Software Development, Management Accounting Systems, and Network Integration Departments. While a consultant to KPMG, L.L.P., Mr. Wellman, helped develop KPMG's business line of financial accounting outsourcing. He developed procedures for integration of DELTEK accounting software, established sales and marketing materials for potential clients, and negotiated a first-ever pay-by-use contract with DELTEK Systems, Inc.

He has an M.B.A. (finance) from Marshall University, and a B.S. in Business Administration, University of Charleston. Four years of service in U.S. Navy Special Warfare, Beach Jumper Unit Two, Founding member and plank holder of Naval Special Warfare Task Unit – Europe.

Directors and Officers Insurance.  As of the date of this Form 10-K, as amended, the Company does not have directors and officers insurance because the Company has one shareholder, who is also a Company officer and director, and the expense of this coverage.

Item 11.Executive Compensation

Employment Agreements.

Jeffrey Guzy. On January 24, 2020, Jeffrey Guzy signed an employment agreement to serve as Chief Executive Officer of Company.  The employment agreement provides, in part, for:

(1) the term of the employment agreement is three years;

(2) a base annual salary of $120,000 payable semi-monthly in equal installments, but the base salary can either be paid in total when Company is adequately funded or, alternatively,  the accrued unpaid base salary can be converted into shares of the Company's Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy;

(3) Mr. Guzy is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors;

(4) Mr. Guzy may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;

(5) continuation of Mr. Guzy's under Company's health insurance and other benefit plans for 24 months after any termination of his employment for good reason (as defined in the employment agreement);

(6)  imposes confidentiality and non-recruitment of Company employees obligations on Mr. Guzy for one year after the end of employment;

(7) the employment agreement provides for the Company to terminate Mr. Guzy's employment for cause (as defined in the employment agreement) and for Mr. Guzy to terminate the employment agreement for "good reason" (as defined in the employment agreement); and

(8) If Mr. Guzy terminates the employment for good reason, then he would be entitled to: A cash payment, payable in equal installments over a six (6) month period after Mr. Guzy's termination of employment, equal to the sum of the following:

-Base Annual Salary. Subject to the payment of the following sums subject to not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Guzy's then-current base salary or (ii) the remainder of the term of the employment agreement (the "Severance Period"); plus

-Earned but Unpaid Amounts. Any previously earned but unpaid salary through Mr. Guzy's final date of employment, Mr. Guzy's termination of employment.

Further, the employment agreement also provides the following indemnification to Mr. Guzy:   The Company shall indemnify and save harmless Mr. Guzy for any liability incurred by reason of any act or omission performed by Mr. Guzy while acting in good faith on behalf of the Company, and within the scope of the authority of his pursuant to the employment agreement and to the fullest extent provided under the Company Bylaws, the Company Articles of Incorporation and the Stock Corporation Act of Virginia, except that Mr. Guzy must have in good faith believed that such action was in, or not opposed to, the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful.  No indemnification barred by regulations or policies of the Securities and Exchange Commission ("S.E.C.") or in clear violation of public policy will be permitted under the employment agreement.

Barrett Wellman. The Company signed an employment agreement for Mr. Wellman's services as Chief Financial Officer on March 16,  2020.  Under the employment agreement: (1) the term of the employment agreement is 3 years; (2) a base annual salary of $100,000 payable semi-annually in equal installments, but the base salary can either be paid in total when Company is adequately funded or, alternatively,  the accrued unpaid base salary can be converted into shares of the Company's Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at time of conversion by Mr. Wellman;  (3) Mr. Wellman is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors; (4) Mr. Wellman may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so; (5) continuation of Mr. Wellman's benefits under Company's health insurance and other benefit plans for 24 months after any termination of his employment for good reason (as defined in the employment agreement); (6) imposes confidentiality and non-recruitment of Company employees obligations on Mr. Wellman for one year after end of employment, and (7) the employment agreement provides for the Company to terminate Mr. Wellman's employment for cause (as defined in the employment agreement) and for Mr. Wellman to terminate the employment agreement for" good reason" (as defined in the employment agreement).

Mr. Wellman's unpaid base salary is deferred if unpaid at the time due.

If Mr. Wellman terminates the employment for good reason, then he would be entitled to: A cash payment, payable in equal installments over a six (6) month period after Mr. Wellman's termination of employment, equal to the sum of the following:

-Base Annual Salary. Subject to the payment of the following sums subject to not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Wellman's then-current base salary or (ii) the remainder of the term of the employment agreement (the "Severance Period"); plus

-Earned but Unpaid Amounts. Any previously earned but unpaid salary through Mr. Wellman's final date of employment, Mr. Wellman's termination of employment.

The employment agreement also provides the following indemnification to Mr. Wellman:   The Company shall indemnify and save harmless Mr. Wellman for any liability incurred by reason of any act or omission performed by Mr. Wellman while acting in good faith on behalf of the Company, and within the scope of the authority of his pursuant to the employment agreement and to the fullest extent provided under the Company Bylaws, the Company Articles of Incorporation and the Stock Corporation Act of Virginia, except that Mr. Wellman must have in good faith believed that such action was in, or not opposed to, the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful.  No indemnification barred by regulations or policies of the Securities and Exchange Commission ("S.E.C.") or in clear violation of public policy will be permitted under the employment agreement.

The above summaries of the employment agreements are qualified in their entirety by reference to the actual employment agreements.

EXECUTIVE OFFICER COMPENSATION

The following table presents our executive compensation for the years ended December 31, 2019, and 2018:

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jeffrey J. Guzy	2019	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2018	$-	$-	$-	$-	$-	$-

No retirement, pension, profit-sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a standing compensation committee or a committee performing similar functions.  The Board of Directors handles these functions.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 dated August 09, 2019)
3.2	Articles of Restatement of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 of the Company's Form S-1 dated August 09, 2019)
3.3	Amended Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated January 31, 2020)
3.4	By-laws of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 dated August 09, 2019)
4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 dated August 09, 2019
*4.6	Description of Common Stock of CoJax Oil and Gas Corporation
10.1	Employment Agreement dated November 1, 2017, between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 dated August 09, 2019)
10.2	Employment Agreement dated May 15, 2018, between Jeffrey Delancey and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 dated August 09, 2019)
10.3	Employment Agreement dated January 24, 2020, between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A dated January 27, 2020)
10.4	Employment Agreement dated March 16, 2020, between Wm. Barrett Wellman and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 23, 2020)
10.5

Founder Subscription Agreement dated November 1, 2017, between Jeffrey J. Guzy and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.4 of the Company's Form S-1 dated August 09, 2019)

10.6	CoJax Oil and Gas Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 dated August 09, 2019)

10.7	Escrow Agreement dated May 16, 2019, between BizLaunch Advisors, L.L.C. and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 dated August 09, 2019)
10.8

Investment Banking Engagement Agreement dated March 14, 2019, between Newbridge Securities Corporation and CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 dated August 09, 2019)

10.9	Note Agreement 4 dated September 1, 2019, by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated March 30, 2020)
10.10	Note Agreement 5 dated November 15, 2019, by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated March 30, 2020)
10.11	Note Agreement 6 dated February 18, 2020, by and between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated March 30, 2020)
14	Code of Ethics of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 14 of the Company's Form S-1 dated August 09, 2019)
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

(Registrant)

By:  /a/Jeffrey J. Guzy

           Jeffrey J. Guzy, Chief Executive Officer and President

Date: June 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SignatureTitleDate

By: /s/Jeffrey J. GuzyChief Executive Officer, President and Chairman6/19/2020

of the Board of Directors (principal executive officer)

By: /s/ Wm. Barrett WellmanChief Financial Officer6/19/2020

(principal financial officer)