Form 10-Q/A
period 2020-03-31
CoJax Oil & Gas Corp
filed 2020-06-19
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment Number One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact name of Registrant as specified in its charter)

Virginia131146-1892622

(State or other jurisdiction of(Primary Standard Industrial(IRS Identification No.)

incorporation or organization)Classification Code Number)

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

Title of each classTrading Symbol(s)Name of each exchange on which registered

NoneN/AN/A

The number of shares outstanding of each of the issuer's classes of common stock, as of June 6, 2020, is as follows:

Class of Securities Shares Outstanding Common Stock, $0.001 par value:   One (1)

EXPLANATORY NOTE

This Amendment Number One to Form 10-Q/A is filed by CoJax Oil and Gas Corporation ("Company") for the following reasons:

1. To correct typographical errors in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of the Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 2020 ("Form 10-Q"), as filed with the Commission on June 16, 2020, by the Company. The MD&A refers to "prospectus" when the references should have been to this "Form 10-Q Quarterly Report".  The errors were inadvertent and resulted from using a version of the Item 2 paragraphs that did not reflect final edits and corrections.  The errors appear on following pages and paragraphs of the Form 10-Q: (a) on page 14 in the paragraphs in "General"; (b) on page 17 in the paragraph entitled "Effects of Inflation and Pricing"; (c) on page 18 in the third paragraph under "Critical Accounting Policies: Stock-Based Compensation"; and (d) on page 19 in the third paragraph under "Critical Accounting Policies: Oil Properties."

2.  To notice: With respect to the filing of the Form 10-Q,  Company filed a current report on Form 8-K, as filed with the Commission on May 12, 2020,  to avail itself of an extension to file the Form 10-Q,  which filing was originally due for filing with the Commission on May 15, 2020.  The extension was allowed under an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 on March 25, 2020 (SEC Release No. 34-88318), granting 45-day delayed filing relief to certain public companies affected by COVID-19 ("SEC Order").  COVID-19 disrupted the ability of the staff of the Company to complete the work required, and perform the liaison with Company's public auditors required, for completion and filing of the Form 10-Q by the original filing deadline. Company's personnel are working remotely from home as recommended by the Center for Disease Control and Prevention and avoiding face-to-face meetings with non-Company audit and accounting personnel. These circumstances prevented the necessary interactions and efforts necessary to allow the filing of the Form 10-Q by the original filing deadline.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 1-Q/A also contains new certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.  Further, because no financial statements are included in this Amendment, new certifications of the Company's principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as described above, this Form 10-Q/A does not amend, modify or update the information in, or exhibits to, the Form 10-Q. Furthermore, this Form 10-Q/A does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Form 10-Q. This Form 10-Q/A should be read in conjunction with the Form 10-Q.

Part II.

Item 6. Exhibits.

Exhibit

NumberDescription

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By:/s/ Jeffrey J. Guzy

Jeffrey J. Guzy, Chief Executive Officer

Date: June 19, 2020

By:/s/ Wm. Barrett Wellman

Wm. Barrett Wellman, Chief Financial Officer

Date: June 19, 2020