Form 10-Q
period 2020-06-30
CoJax Oil & Gas Corp
filed 2020-08-18
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]        No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

The number of shares outstanding of each of the issuer's classes of common stock, as of June 6, 2020, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1

Table of Contents

		Page
	Cautionary Statement Regarding Forward-Looking Statements	4

	PART 1 – FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Balance Sheets as of June 30, 2020, and December 31, 2019 (unaudited)	6
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020, and 2019 (unaudited)	7
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020, and 2019 (unaudited)	8
	Condensed Statements of Changes in Equity for the Three and Six Months Ended June 30, 2020, and 2019 (unaudited)	9
	Notes to Condensed Financial Statements (unaudited)	10-14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21-22

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Other Information	23
Item 4	Exhibits	23

Signatures		24

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

CoJax Oil and Gas Corporation

Condensed Balance Sheets

(unaudited)

	As of	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$78,308	$27,689
Total current assets	78,308	27,689

Total assets	$78,308	$27,689

LIABILITIES and STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$680	$8,890
Accrued interest payable	1,154	329
Notes payable – PPP	49,992	-
Notes payable – related party	90,400	62,000
Accrued salaries and payroll taxes	89,142	-
Total current liabilities	231,368	71,219

Total liabilities	231,368	71,219

Stockholder's deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, one share issued and outstanding, respectively.	-	-
Additional paid-in capital	2	2
Accumulated deficit	(153,062)	(43,532)
Total stockholder’s deficit	(153,060)	(43,530)

Total liabilities and stockholder’s deficit	$78,308	$27,689

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,930	-	1,930	-
Audit fees	7,500	10,000	9,000	10,000
Filing fees	448	-	448	-
Legal fees	1,000	-	2,000	-
Office rent	200	150	350	300
Other office expense	6,715	-	6,835	-
Salary, wages and payroll taxes	59,468	-	89,142	-
Total operating expenses	77,261	10,150	109,705	10,300

Loss from operations	(77,261)	(10,150)	(109,705)	(10,300)

Other income (expense)
Other income – EIDL grant	1,000	-	1,000	-
Interest expense	(451)	(105)	(825)	(208)

Net loss	$(76,712)	$(10,255)	$(109,530)	$(10,508)

Net loss per common share - basic and diluted	$(76,712)	$(10,255)	$(109,530)	$(10,508)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(109,530)	$(10,508)
Changes in operating asset/liabilities accounts:
Accounts payable	(8,210)	10,300
Accrued salaries and payroll taxes	89,142	-
Accrued interest payable	825	208
Total adjustments to reconcile Net loss to net cash provided by operations	81,757	10,508
Net cash used in operating activities	(27,773)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Cash proceeds from loans payable	78,392	-
Net cash provided by financing activities	78,392	-

Net increase in cash	50,619	-
Cash at beginning of period	27,689	3,500
Cash at end of period	$78,308	$3,500

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$-	$-
The Company did not engage in any non-cash investing or financing activities during the period.

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Statement of Stockholder's (Deficit)

For the Three and Six Months ending June 30, 2019

and June 30, 2020

(unaudited)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,860)
Net income (loss) for the Three months ending March 31, 2019	-	-	-	-	-	(253)	(253)
Balance, March 31, 2019	-	$-	1	$-	$2	$(8,116)	$(8,114)
Net income (loss) for the Three months ending June 30, 2019	-	-	-	-	-	(10,255)	(10,255)
Balance, June 30, 2019	-	$-	1	$-	$2	$(18,371)	$(18,369)

Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net income (loss) for the Three months ending March 31, 2020	-	-	-	-	-	(32,818)	(32,818)
Balance, March 31, 2019	-	$-	1	$-	$2	$(76,350)	$(76,348)
Net income (loss) for the Three months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020	-	$-	1	$-	$2	$(153,062)	$(153,060)

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Notes to Condensed Financial Statements

June 30, 2020

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share," which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing the diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no dilutive shares as of June 30, 2020, or 2019.

NOTE 4 – ACCRUED EXPENSES

At June 30, 2020, and December 31, 2019, the Company had the following accrued expenses:

	June 30, 2020	December 31, 2019
Accrued interest	$1,154	$329
Accrued salaries and payroll taxes	89,142	-
Accrued expenses	$90,296	$329

NOTE 5 – NOTES PAYABLE

	June 30,	December 31,
	2020	2019

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds will be disbursed for salaries and payroll taxes on August 16, 2020.	$49,992	$-

Notes payable	$49,992	$-

Related Party

The Company is a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At June 30, 2020, and December 31, 2019, notes payable consisted of the following:

	June 30,	December 31,
	2020	2019

On September 1, 2019, the Company's Executive Chairman loaned $42,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on September 1, 2020.	$42,000	$42,000

On November 15, 2019, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on November 15, 2020.	$20,000	$20,000

On February 19, 2020, the Company's Executive Chairman loaned $28,400 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2021.	$28,400	$-

Notes payable – related party	$90,400	$62,000

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period ending June 30, 2020, there are three related party loans payable (see NOTE 5) between the Company's Executive Chairman and the Company. There were no other related party transactions between any of the Company's directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the period ending December 31, 2019, there were two related party loans payable (see NOTE 5) between the Company's Executive Chairman and the Company. There were no other related party transactions between any of the Company's directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Entry into a Material Definitive Agreement

On June 16, 2020, CoJax Oil and Gas Corporation, a Virginia corporation ("CoJax" or "Company") and Barrister Energy, LLC, a Mississippi limited liability company ("Barrister"), entered into an Acquisition Agreement ("Agreement"). CoJax will issue Three Million Six Hundred and Fifty Thousand (3,650,000) shares of CoJax Common Stock, $0.01 par value per share, ("CoJax Shares"). CoJax will assume Two Million Seven Hundred Thousand Dollars ($2,700,000) of Barrister debts ("Assumed Debt") in exchange for all Membership Interests held by Barrister Members. The conduct and consummation of the closing of the Agreement and exchange of CoJax Shares for Membership Interests of Barrister held by its Members in accordance with the Agreement ("Exchange") are subject to certain conditions, which conditions must be met to consummate the Exchange.  The Agreement also affords CoJax and Barrister Members with the right to rescind the Exchange if certain conditions are not timely satisfied.  See: "Other Conditions to Consummation of the Exchange" for conditions to the consummation of the Exchange.  Rescission rights of CoJax and Barrister are discussed in our 8-K filing in Item 1.01.

The Assumed Debt is a significant financial burden for CoJax and CoJax does not have the funds, assets, or funding commitments as of the date of the filing of this Form 10-Q to pay off the Assumed Debt. CoJax will have to raise funds to pay off the Assumed Debt or restructure the Assumed Debt.  There is no assurance, especially in light of the chaotic economic conditions imposed by COVID-19 pandemic on the U.S. and world economies and the oil production industry and the uncertainty about when that impact will end, that CoJax can timely pay off or restructure the Assumed Debt.

Because of the uncertainty of the conditions being met at June 30, 2020, this transaction was not reflected in the accompanying financial statements as of June 30, 2020. We anticipate this transaction will increase our assets by $10,000,000 and our liabilities and equity by $10,000,000.

Operating Lease Commitments

The Company has a month-to-month rental agreement for an office share in Arlington, Virginia, beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of June 30, 2020, and June 30, 2019.

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

EIDL Grant (SBA Economic Injury Disaster Loan)

On April 10, 2020, the Company applied for an EIDL loan. On April 17, the Company was notified by the SBA that we do not qualify. However, the SBA deposited a $1,000 advance into our bank account. This advance is considered a grant, not a loan, and is therefore not repayable.

NOTE 8 - SUBSEQUENT EVENTS

The Company had evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. In addition to the acquisition of Barrister mentioned in Note 7, the management of the Company decided the following subsequent reportable events to be disclosed:

Note Payable - Loan from CEO

On July 15, 2020, the Company's CEO and Executive Chairman loaned $37,215 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on July 15, 2021.

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

General. Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this prospectus. See "Forward-Looking Statements." Future results could differ significantly from the historical results presented in this section. The following discussion and analysis contain forward-looking statements and involves numerous risks and uncertainties, including those described under the heading "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited condensed balance sheet and related notes in our Form S-1 Registration Statement (SEC File Number 333-232845) and amendments thereto.

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

About this Discussion. The following discussion will assist in understanding the financial position, liquidity, and results of operations of CoJax Oil and Gas Corporation. ("we", "our" or the "Company"). The information below should be read in conjunction with the condensed financial statement and the related notes to condensed financial statements.

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

Results of Operations for the Three and Six months ended June 30, 2020, and June 30, 2019:

Revenues: The Company had no oil and gas revenues and no revenue-producing operations.

Operating Expense:  The Company had no oil and gas operating expenses. Other operating expense was $109,705 for the six months ended June 30, 2020, and $10,300 June 30, 2019.

	Six Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating expenses	109,705	10,300	77,261	10,150
Loss from operations	(109,705)	(10,300)	(77,261)	(10,150)
Net loss from operations	$(109,705)	$(10,300)	$(77,261)	$(10,150)
Net loss per common share - basic and diluted	$(109,705)	$(10,300)	$(77,261)	$(10,150)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

Liquidity and Capital Resources: We have incurred net operating losses and operating cash flow deficits since inception, continuing through the six months ended June 30, 2020, and 2019. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey Guzy, an officer and director of the Company.  This limited funding has been inadequate as of the date of this 10-Q to fund our business strategy. It has covered just general administration and legal compliance for the Company as well as paying accounting and legal fees for work performed in connection with our Offering.

We had cash and cash equivalents at June 30, 2020, of $78,308. At December 31, 2019, we had cash and cash equivalents totaling $27,689.

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

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of June 30, 2020, and December 31, 2019:

	As of	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Current assets	$78,308	$27,689
Current liabilities	231,368	71,219
Working capital deficit	$(153,060)	$(43,530)

Changes in the net cash provided by and (used in) our operating, investing and financing activities for the six months ended June 30, 2020, and June 30, 2019, are outlined in the following table:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(27,773)	$-
Net cash provided by financing activities	78,392	-
Net increase (decrease) in cash	$50,619	$-

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the six months ended June 30, 2020, and June 30, 2019, net cash used by operating activities was $27,773, and $0, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $78,392 and $0 for the six months ended June 30, 2020, and 2019. The net increase was derived from loans from our Executive Chairman of the Board of Directors ($28,400) and the SBA Paycheck Protection Program ($49,992). For more details about this debt, see Note 5 in this filing and Notes to the Condensed Financial Statements for the periods ended December 31, 2019, and December 31, 2018, in our Form 10-K (SEC File Number 333-232845) and amendments thereto, incorporated by reference herein.

Stockholders' Equity: Authorized Capital. As of June 30, 2020, and December 31, 2019, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of serial Preferred Stock at a par value of $0.01.

During the periods ended June 30, 2020, December 31, 2019, the Company did not repurchase any shares.

There were no issuances of common stock for the periods ended June 30, 2020, and December 31, 2019.  There were no issuances of preferred stock during the periods ended June 30, 2020, and December 31, 2019.

The one share of common stock issued was under an exemption from registration under Section 4(a)(2) of the Securities Act and Section 13.1-514b(10) of the Code of Virginia, 1950, as amended.

Capital Contributions. There were no capital contributions during the periods ended June 30, 2020, or December 31, 2019.

Planned Capital Expenditures: The Company had no planned capital expenditures and no existing assignments or leases for oil-producing properties, or related assets, for the six months ended June 30, 2020, and fiscal year 2019.

The Company incurred no development costs related to the purchase and development of working interest in wells during the periods ended June 30, 2020, or December 31, 2019. The Company has no such interests in wells as of the date of this filing.

Effects of Inflation and Pricing:   The oil and gas industry is cyclical, and the demand for goods and services by oil field companies, suppliers, and others associated with the sector put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil increase, all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also affect our current revenue stream, estimates of future reserves, impairment assessments of oil properties, and values of properties in purchase and sale transactions. Material changes in prices can affect the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel. While we do not currently expect business costs to increase materially, higher oil prices could result in increases in the costs of materials, services, and personnel.  The recent drop and fluctuations in the market price for crude oil have adversely affected the demand or ability of companies to finance domestic oil exploration.   Our need for adequate funding to expand oil production is hampered by current market conditions for crude oil, which have become more volatile and unpredictable as of the date of this prospectus.

Critical Accounting Policies: The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our condensed financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, a proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

During the periods ended June 30, 2020, and December 31, 2019, the Company had no assets subject to retirement obligations.

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

Oil Properties. We will account for oil properties by the full cost method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized, whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proven oil-reserves properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical costs, and delay rentals for oil leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil-producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

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

As of June 30, 2020, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not fully effective as of June 30, 2020, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management apply its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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

CoJax Oil and Gas Corporation

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Executive Chairman of the Board

Signature	Title	Date

By: /s/ Jeffrey J. Guzy	Chief Executive Officer	August 17, 2020
Jeffrey J. Guzy	Principal Executive Officer

By: /s/ Wm. Barrett Wellman	Chief Financial Officer	August 17, 2020
Wm. Barrett Wellman

By: /s/ Jeffrey Guzy	Director	August 17, 2020
Jeffrey Guzy