Form 10-Q
period 2020-09-30
CoJax Oil & Gas Corp
filed 2020-11-20
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact name of Registrant as specified in its charter)

Virginia	1311	46-1892622
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Identification No.)

3033 Wilson Boulevard, Suite E-605

Arlington, Virginia 22201

(703) 216-8606

(Address, including zip code and telephone number,

including area code, of Registrant's principal executive offices)

Jeffrey J. Guzy, Executive Chairman

CoJax Oil & Gas Corporation

3033 Wilson Boulevard, Suite E-605

Arlington, Virginia 22201

(703) 216-8606

_______________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]        No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2020, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1

Table of Contents

		Page
	Cautionary Statement Regarding Forward-Looking Statements	4

	PART 1 – FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Balance Sheets as of September 30, 2020, and December 31, 2019 (unaudited)	6
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020, and 2019 (unaudited)	7
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020, and 2019 (unaudited)	8
	Condensed Statements of Changes in Equity for the Three, Six, and Nine Months Ended September 30, 2020, and 2019 (unaudited)	9
	Notes to Condensed Financial Statements (unaudited)	10-14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	22

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Other Information	25
Item 4	Exhibits	25

Signatures		26

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q Report ("Form 10-Q Report") includes "forward-looking statements." All statements, other than statements of historical fact included in or incorporated by reference into this Form 10-Q Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and management objectives are forward-looking statements. When used in this Form 10-Q Report, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events. They are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Risk Factors" in this Form 10-Q Report and in our Form S-1 Registration Statement (SEC File No. 333-249080) and amendments thereto. "We," "our," "us" refers to the Company.

Forward-looking statements include statements about:

•our business strategy;

•our projected, to-be-acquired or future oil reserves;

•our financial strategy, liquidity, and capital required for any future drilling efforts, including our assessment of the sufficiency of our liquidity to fund any drilling efforts and the amount and allocation of any drilling efforts in 2020 and 2021;

•our expected cash and non-cash compensation expenses;

•the timing and amount of and market price for any future production of oil;

•our future oil drilling plans and ability to consummate those plans;

•government regulations and our ability to obtain permits and governmental approvals;

•future oil drilling rights or leaseholds or business acquisitions and our ability to integrate and operate any rights or leaseholds or acquisitions;

•general and regional economic conditions;

•uncertainty regarding any future operating results; and

•our plans, objectives, expectations, and intentions contained in this Form 10-Q Report that are not historical; and

•impact of factors like Coronavirus/COVID 19 pandemic ("COVID-19 pandemic") on operations, ability to timely raise capital on affordable terms and market price and demand for oil.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict, many of which are beyond our control, incident to any future development, and any future production, gathering, and sale of oil. Once oil production begins, these risks include but are not limited to commodity market price volatility, inflation, lack of availability of drilling and production equipment and services, environmental hazards, drilling problems and costs, surplus oil inventory, and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under "Risk Factors" in our Form S-1 Registration Statement (SEC File Number 333-249080) and amendments thereto and this Form 10-Q Report.

Reserve engineering is a process of estimating underground accumulations of hydrocarbons that cannot be measured precisely. The accuracy of any reserve estimate or report depends on the quality of available data, the interpretation of such data, and price and cost assumptions made by reserve engineers. Also, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy and change any future production and development drilling schedule. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in the above-mentioned Form S-1 Registration Statement or this Form 10-Q Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed or implied in any forward-looking statements.

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

PUBLIC AUDITORS HAVE EXPRESSED A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN PUBLIC AUDITOR'S REPORT FOR FINANCIAL STATEMENTS INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 (COMMISSION FILE NUMBER 333-249080). WE LACK REVENUE-GENERATING OPERATIONS AS OF 30 SEPTEMBER 2020, AND THE CONSUMMATION OF THE PROPOSED ACQUISITION OF BARRISTER ENERGY, LLC ("BARRISTER"), WHICH HAS NOMINAL DRILLING AND PRODUCTION OF OIL, WILL NOT RESULT IN REVENUES SUFFICIENT TO FUND THE COMBINED OPERATING EXPENSES OF COJAX AND BARRISTER.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

CoJax Oil and Gas Corporation

Condensed Balance Sheets

(unaudited)

	As of	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$101,968	$28,189
Total current assets	101,968	28,189

Total assets	$101,968	$28,189

LIABILITIES and STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$24,830	$8,890
Accrued interest payable	1,766	329
Notes payable – PPP	49,992	-
Notes payable – related party	127,615	62,000
Accrued salaries and payroll taxes	148,350	-
Total current liabilities	352,553	71,219

Total liabilities	352,553	71,219

Stockholder's deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, one share issued and outstanding, respectively.	-	-
Additional paid-in capital	2	2
Accumulated deficit	(250,587)	(43,032)
Total stockholder’s deficit	(250,585)	(43,030)

Total liabilities and stockholder’s deficit	$101,968	$28,189

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
Accounting fees	-	1,350	1,930	1,350
Audit fees	28,650	6,250	37,650	16,250
Filing fees	2,525	7,987	2,973	7,987
Legal fees	3,500	2,400	5,500	2,400
Office rent	120	150	470	450
Other office expense	2,910	453	9,745	453
Salary, wages and payroll taxes	59,208	-	148,350	-
Total operating expenses	96,913	18,590	206,618	29,890

Loss from operations	(96,913)	(18,590)	(206,618)	(28,890)

Other income (expense)
Other income – EIDL grant	-	-	1,000	-
Interest expense	(612)	(138)	(1,437)	(346)

Net loss	$(97,525)	$(18,728)	$(207,055)	$(29,236)

Net loss per common share - basic and diluted	$(97,525)	$(18,728)	$(207,055)	$(29,236)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(207,055)	$(29,236)
Changes in operating asset/liabilities accounts:
Accounts payable	15,940	15,012
Accrued salaries and payroll taxes	148,350	-
Accrued interest payable	1,437	(341)
Total adjustments to reconcile Net loss to net cash provided by operations	165,727	14,671
Net cash used in operating activities	(41,828)	(14,565)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Cash proceeds from loans payable	115,607	42,000
Loan retirement	-	(10,468)
Net cash provided by financing activities	115,607	31,502

Net increase in cash	73,779	16,937
Cash at beginning of period	28,189	3,500
Cash at end of period	$101,968	$20,437

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$-	$687
The Company did not engage in any non-cash investing or financing activities during the period.

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Statement of Stockholder's (Deficit)

For the Three, Six, and Nine Months ending September 30, 2019 and September 30, 2020

(unaudited)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,860)
Net income (loss) for the three months ending March 31, 2019	-	-	-	-	-	(4,004)	(4,004)
Balance, March 31, 2019	-	$-	1	$-	$2	$(11,867)	$(11,865)
Net income (loss) for the three months ending June 30, 2019	-	-	-	-	-	(10,255)	(10,255)
Balance, June 30, 2019	-	$-	1	$-	$2	$(18,371)	$(18,369)
Net income (loss) for the three months ending Sept 30, 2019	-	-	-	-	-	(18,728)	(18,728)
Balance, September 30, 2019	-	$-	-	$-	$2	$(37,099)	$(37,097)

Balance, December 31, 2019	-	$-	1	$-	$2	$(43,032)	$(43,030)
Net income (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,819)	(32,819)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)
Net income (loss) for the three months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020	-	$-	1	$-	$2	$(153,062)	$(153,060)
Net income (loss) for the three months ending Sept 30, 2019	-	-	-	-	-	(97,525)	(97,525)
Balance, September 30, 2020	-	$-	1	$-	$2	$(250,587)	$(250,585)

See accompanying notes to condensed financial statements.

CoJax Oil and Gas Corporation

Notes to Condensed Financial Statements

September 30, 2020

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation ("Company"), was incorporated on November 13, 2017.

Nature of Operations

We are an early development stage company, and we have no revenue-generating operations as of September 30, 2020. From November 13, 2017, we have been engaged in organizational activities and had no revenue-generating operations.  We intend to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnotes which are usually included in the Company's annual financial statements. These financial statements reflect all adjustments (consisting of ordinary recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Investment Banking Relationship

On January 3, 2018, the Company executed an investment banking and corporate advisory agreement with Newbridge Securities Corporation ("NSC Agreement"). Their fee is based on the successful completion of an S-1 Registration statement initial public Offering (SEC File No. 333-249080), if any, of our common stock.

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

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate future profitable operations or obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan to address this concern but considers that the Company will be able to obtain additional funds by equity financing or related party advances. However, there is no assurance of additional funding being available or on acceptable terms, if at all.

As part of our December 31, 2019 financial statements, our registered public auditors’ audit opinion expressed substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations, and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share," which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing the diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no dilutive shares as of September 30, 2020, or 2019.

NOTE 4 – ACCRUED EXPENSES

At September 30, 2020, and December 31, 2019, the Company had the following accrued expenses:

	September 30, 2020	December 31, 2019
Accrued interest	$1,766	$329
Accrued salaries and payroll taxes	148,350	-
Accrued expenses	$150,116	$329

NOTE 5 – NOTES PAYABLE

	September 30,	December 31,
	2020	2019

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. The loan bears interest of 1% per annum payable monthly deferred six months after receipt of the loan, and matures in 24 months. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds will be disbursed for salaries and payroll taxes on August 16, 2020.

	$49,992	$-

Notes payable	$49,992	$-

Related Party

The Company is a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. On September 30, 2020, and December 31, 2019, notes payable consisted of the following:

	September 30,	December 31,
	2020	2019

On September 1, 2019, the Company's Executive Chairman loaned $42,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2020.	$42,000	$42,000

On November 15, 2019, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2020.	$20,000	$20,000

On February 19, 2020, the Company's Executive Chairman loaned $28,400 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2021.	$28,400	$-

On July 15, 2020, the Company's Executive Chairman loaned $37,215 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on July 15, 2021.	$37,215	$-

Notes payable – related party	$127,615	$62,000

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period ending September 30, 2020, there are four related party loans payable (see NOTE 5) between the Company's Executive Chairman and the Company. There were no other related party transactions between any of the Company's directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Entry into a Material Definitive Agreement

On June 16, 2020, CoJax Oil and Gas Corporation, a Virginia corporation ("CoJax" or "Company") and Barrister Energy, LLC, a Mississippi limited liability company ("Barrister"), entered into an Acquisition Agreement ("Agreement"). CoJax will issue Three Million Six Hundred and Fifty Thousand (3,650,000) shares of CoJax Common Stock, $0.01 par value per share ("CoJax Shares"). CoJax will assume Two Million Seven Hundred Thousand Dollars ($2,700,000) of Barrister debts ("Assumed Debt") in exchange for all Membership Interests held by Barrister Members. The conduct and consummation of the closing of the Agreement and exchange of CoJax Shares for Membership Interests of Barrister held by its Members according to the Agreement ("Exchange") are subject to certain conditions must be met to consummate the Exchange.  The Agreement also affords CoJax and Barrister Members with the right to rescind the Exchange if certain conditions are not timely satisfied.  See: "Other Conditions to Consummation of the Exchange" for conditions to the Exchange's consummation.  Rescission rights of CoJax and Barrister are discussed in our 8-K filing in Item 1.01. The Company has determined that the conditions to the closing of the Agreement have been met, and the closing of the Exchange is scheduled for November 20, 2020.

The Assumed Debt is a significant financial burden for CoJax, and CoJax does not have the funds, assets, or funding commitments as of the date of the filing of this Form 10-Q to pay off the Assumed Debt. CoJax will have to raise funds to pay off the Assumed Debt or restructure the Assumed Debt.  There is no assurance, especially in light of the chaotic economic conditions imposed by the COVID-19 pandemic on the U.S. and world economies and the oil production industry and the uncertainty about when that impact will end, that CoJax can timely pay off or restructure the Assumed Debt.

Because the Exchange has not been consummated as of September 30, 2020, this transaction is not reflected in the accompanying financial statements of September 30, 2020. We anticipate this transaction will increase our assets by $10,000,000 and our liabilities and equity by $10,000,000.

Operating Lease Commitments

The Company has a month-to-month rental agreement for an office share in Arlington, Virginia, beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of September 30, 2020, and September 30, 2019.

Legal Matters

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

During the conduct of business, litigation commonly occurs. From time to time, the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel, which may inherently lend itself to legal issues. Management is aware that litigation has associated costs and that adverse litigation verdicts could have a material effect on the Company's financial position or results of operations.

EIDL Grant (SBA Economic Injury Disaster Loan)

On April 10, 2020, the Company applied for an EIDL loan. On April 17, 2020, the Company was notified by the SBA that it did not qualify. However, the SBA deposited a $1,000 advance into our bank account. This advance is considered a grant, not a loan, and is therefore not repayable.

NOTE 8 - SUBSEQUENT EVENTS

The Company had evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. In addition to the acquisition of Barrister mentioned in Note 7, the management of the Company decided the following subsequent reportable events to be disclosed:

SBA PPP Loan

On October 29, 2020 the Company asked for forgiveness of the $49,992 loan under the Paycheck Protection Program. The PPP loan carries an interest rate of one percent simple interest and is repayable over two years if not forgiven. The Company has disbursed 100% of the loan for salaries and payroll taxes and meets the qualifications for forgiveness of the debt.

COVID - 19

COVID-19 Pandemic.  By late December 2019, China advised the World Health Organization ("WHO") of a new strain of the coronavirus ("COVID-19") that had arisen in Wuhan, China, and spread throughout China. From China, COVID-19 has spread by early 2020 to almost all other parts of the developed world, including the United States. On January 30, 2020, WHO declared the outbreak of COVID-19 a "Public Health Emergency of International Concern," and then, on March 11, 2020, declared the COVID-19 outbreak as a global "pandemic."

COVID-19 pandemic has disrupted our operations by limiting travel and interactions by our limited staff with persons crucial to our efforts to develop our proposed business or manage company affairs. This adverse impact has hindered or delayed, but not stopped, our business development efforts.  Importantly, COVID-19 pandemic has, along with oil pricing disputes among certain members of the Organization of Petroleum Exporting Countries or "OPEC," injected volatility for and depressed prices for crude oil market prices in the marketplace and reduced worldwide demand for crude oil.  When we commence oil production efforts, we may face a difficult business and financial environment due, in part, to the COVID-19 pandemic and its impact on demand for crude oil. A further complication is governmental authorities' inability to contain the COVID 19 pandemic and the existence and probably continued existence of spikes in COVID-19 infections throughout or in certain parts of the United States. We cannot determine as of the date of the filing of this Form 10-Q the long term impact of COVID-19 pandemic on our company or the U.S. or foreign market demand for crude oil.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

General. Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this prospectus. See "Forward-Looking Statements." Future results could differ significantly from the historical results presented in this section. The following discussion and analysis contain forward-looking statements and involves numerous risks and uncertainties, including those described under the heading "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited condensed balance sheet and related notes in our Form S-1 Registration Statement (SEC File Number 333-249080) and amendments thereto.

We incorporated on November 13, 2017, under the Commonwealth of Virginia laws to acquire, fund, and operate crude oil production from assets in the Gulf States Drill Region. We targeted the Gulf States Drill Region due to the quality of oil in the region and familiarity of Company management with that region. "Gulf States Drill Region" means the oil and gas leases, drilling, and production rights areas located in the Smackover Trend. The Smackover Trend extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore. The Smackover Trend is a significant oil and gas production formation in the Gulf States and a principal source of light crude oil and gas.  Smackover Trend was rock stratum formed by deposits from warm ocean waters covering the carbonate-evaporite basins in the southern Gulf States Region during the Upper Jurassic Period.  The Gulf States Drill Region is the focus of the Company's business and oil exploration and production development efforts.  Barrister operates in the Gulf States Drill Region.

 We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict. Many are beyond our control, incident to the exploration for and development, production, gathering, and sale of oil.  While our properties may produce natural gas or "gas," we do not currently exploit or regard natural gas as an ongoing revenue source from existing oil production operations.  The exploitation of gas may change if our oil drilling produces sufficient gas quantities to warrant its exploitation and sale. These risks include but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, availability of affordable funding, availability of qualified personnel, environmental risks, drilling, and other operating risks, regulatory changes, the uncertainty inherent in estimating oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under "Risk Factors" in this Form 10-Q Report and Form S-1 Registration Statement (Commission File No. 333-249080) and amendments thereto.

Reserve engineering is a process of estimating underground accumulations of natural gas and oil that cannot be measured precisely. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data, and price and cost assumptions made by reserve engineers. Also, the results of drilling, testing, and production activities may justify revisions of previously created estimates. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas and oil that are ultimately recovered.

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

About this Discussion. The following discussion will help understand the financial position, liquidity, and results of operations of CoJax Oil and Gas Corporation. ("we", "our", “us”, or the "Company"). The information below should be read in conjunction with the condensed financial statement and the related notes to condensed financial statements.

Overview. We are a start-up corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region. We were incorporated under the laws of the Commonwealth of Virginia on November 13, 2017.  Upon sufficient funding, if obtained, we will seek to identify leases for properties with proven oil reserves in the Gulf States Drill Region and, upon assignment of the lease or leases, lease or acquire the equipment and assets for establishing one or two oil rigs, retain the oil drilling and production operational personnel and commence drilling. As a small reporting company in the early stage of development and operations, we may be unable to obtain affordable, adequate funding for operations as and when needed.

Results of Operations for the Three and Nine months ended September 30, 2020, and September 30, 2019:

Revenues: The Company had no oil and gas revenues and no revenue-producing operations.

Operating Expense:  The Company had no oil and gas operating expenses. Other operating expense was $206,618 for the nine months ended September 30, 2020, and $28,890 September 30, 2019.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating expenses	206,618	28,890	96,913	18,590
Loss from operations	(206,618)	(28,890)	(96,913)	(18,590)
Net loss from operations	$(207,055)	$(28,890)	$(97,525)	$(18,590)
Net loss per common share - basic and diluted	$(207,055)	$(28,890)	$(97,525)	$(18,590)
Weighted average number of common shares outstanding during the period - basic and diluted	1	1	1	1

Liquidity and Capital Resources: We have incurred net operating losses and operating cash flow deficits since inception, continuing through the nine months ended September 30, 2020, and 2019. We are in the early stages of the acquisition and development of oil and gas leaseholds and properties. We have been funded primarily by a combination of loans or contributions of Jeffrey Guzy, an officer and director of the Company.  This limited funding has been inadequate as of the date of this 10-Q to fund our business strategy. It has covered just general administration and legal compliance for the Company as well as paying accounting and legal fees for work performed in connection with our Offering.

We had cash and cash equivalents at September 30, 2020, of $101,968. At December 31, 2019, we had cash and cash equivalents totaling $28,189.

We believe that our working capital on hand, as of the date of this report, will not be sufficient to fund our plan of operations over the next 12 months.  We require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil industry in particular), our lack of operating history, the location of our proposed or future crude oil properties and prices of crude oil on the commodities markets (which will affect the amount of asset-based financing available to us) and other factors. Further, if crude oil prices on the commodities markets decline, our revenues will likely decrease, and such reduced revenues may increase our capital requirements.

Debt or equity financing arrangements may not be available to us or available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing stockholders and may not provide us with sufficient funds to meet our long-term capital requirements. We may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We may also be required to recognize non-cash expenses connected with certain securities we may issue, which may adversely affect our financial condition. If the amount of capital we can raise from financing activities, together with any future revenues from operations, if any, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. When and if we required assets or properties, we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy (either liquidation or reorganization under the U.S. Bankruptcy Code).

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of September 30, 2020, and December 31, 2019:

	As of	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Current assets	$101,968	$28,189
Current liabilities	352,553	71,219
Working capital deficit	$(250,585)	$(43,030)

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the six months ended September 30, 2020, and September 30, 2019, are outlined in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(41,828)	$(14,565)
Net cash provided by financing activities	115,607	31,502
Net increase (decrease) in cash	$73,779	$16,937

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the nine months ended September 30, 2020, and September 30, 2019, net cash used by operating activities was $41,828, and $14,565, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $115,607 and $31,502 for the nine months ended September 30, 2020, and 2019. The net increase was derived from loans from our Executive Chairman of the Board of Directors ($37,215) and the SBA Paycheck Protection Program ($49,992). For more details about this debt, see Note 5 in this filing and Notes to the Condensed Financial Statements for the periods ended December 31, 2019, and December 31, 2018, in our Form 10-K (SEC File Number 333-232845) and amendments thereto, incorporated by reference herein.

Stockholders' Equity: Authorized Capital. As of September 30, 2020, and December 31, 2019, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of serial Preferred Stock at a par value of $0.10.

During the periods ended September 30, 2020, December 31, 2019, the Company did not repurchase any shares.

There were no issuances of common stock for the periods ended September 30, 2020, and December 31, 2019.  There were no issuances of preferred stock during the periods ended September 30, 2020, and December 31, 2019.

The one share of common stock issued was under an exemption from registration under Section 4(a)(2) of the Securities Act and Section 13.1-514b(10) of the Code of Virginia, 1950, as amended.

Capital Contributions. There were no capital contributions during the periods ended September 30, 2020, or December 31, 2019.

Planned Capital Expenditures: The Company had no planned capital expenditures and no existing assignments or leases for oil-producing properties, or related assets, for the nine months ended September 30, 2020, and fiscal year 2019.

The Company incurred no development costs related to the purchase and development of working interest in wells during the periods ended September 30, 2020, or December 31, 2019. The Company has no such interests in wells as of the date of this filing.

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

Critical Accounting Policies: The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our condensed financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules to select in establishing accounting and financial reporting policies, a proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

Asset retirement obligations for downstream facilities generally become firm when the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites have indeterminate lives based on plans for continued operations. As such, the fair value of the conditional legal obligations cannot be measured since it is impossible to estimate such obligations' future settlement dates.

During the periods ended September 30, 2020, and December 31, 2019, the Company had no assets subject to retirement obligations.

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

Stock-Based Compensation. The Company accounts for Stock-Based Compensation under ASC 718 "Compensation – Stock Compensation," which addresses the accounting for transactions. An entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the award's grant-date fair value. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non- Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the options' fair value or warrants at the end of each period.

The Company may issue stock to consultants for various services and under a written agreement and plan. The costs for these future transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock will be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company will recognize consulting expense and a corresponding increase to additional paid-in capital related to stock issued for services. As of this prospectus' date, the Company has issued no shares to consultants or non-officer employees.

Stock Issuance. We will record future stock-based awards issued to consultants and other external entities for goods and services at either the fair market value of the goods received, or services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505.

Income Taxes. We account for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained if a taxing authority challenged the position. We have examined the tax positions taken in our tax returns and determined that there are no uncertain tax positions. As a result, we have recorded no uncertain tax liabilities in our consolidated balance sheet.

Oil Properties. We will account for oil properties by the full cost method. Under this accounting method, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized, whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proven oil-reserves properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical costs, and delay rentals for oil leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil-producing activities are capitalized. Production costs are charged to expense as incurred and incurred to operate and maintain our wells and related equipment and facilities.

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

Oil properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil properties to estimated undiscounted future net cash flows using management's expectations of future oil prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management's expectations of future oil prices. We have no properties as of the date of this prospectus and, as such, recorded no impairment on any properties. Unproven properties that are individually significant will be assessed for impairment and, if considered impaired, will be charged to expense when such impairment is deemed to have occurred.

The sale of a partial interest in a proved oil property is accounted for as normal retirement. No gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale is accounted for as the sale of an asset, and a gain or loss is recognized. The unamortized cost of the property or group of properties is apportioned to the interest sold and interest retained based on those interests' fair values. A gain or loss is recognized for all other sales of producing properties and is included in operations results. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists to recover the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in operations results.

Oil Reserves. The determination of depreciation, depletion, and amortization expense, as well as impairments that are recognized on our oil properties, are highly dependent on the estimates of the proved oil reserves attributable to our properties. Our estimate of proved reserves is based on oil quantities that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. Any reserve estimate's accuracy is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes, and development costs, all of which may vary considerably from actual results. Also, as the prices of oil and cost levels change from year to year, the economics of producing our reserves may change, and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding the present value of any future net cash flows attributable to proved oil reserves would be estimates only. They should not be construed as the estimated oil reserves' current market value attributable to oil-producing properties. Thus, such information includes revisions of certain reserve estimates attributable to oil-producing properties included any prior year's estimates. These revisions reflect additional information from subsequent activities, the production history of the properties involved, and any adjustments in such properties' projected economic life resulting from changes in oil prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our prospects, and the value of our common stock.

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

Off-Balance Sheet Financial Obligations

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Going Concern

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate future profitable operations or obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern. Still, it considers that the Company will obtain additional funds by equity financing or related party advances. However, there is no assurance of additional funding being available or on acceptable terms, if at all.

PUBLIC AUDITORS HAVE EXPRESSED A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN PUBLIC AUDITOR'S REPORT FOR FINANCIAL STATEMENTS INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 (COMMISSION FILE NUMBER 333-249080).

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

As of September 30, 2020, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not fully effective as of September 30, 2020, at the reasonable assurance level. No matter how well designed and operated, any controls and procedures can provide only reasonable assurance of achieving the desired control objective. Management applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q Report that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the information in "Risk Factors" in our Form S-1 Registration Statement (Commission File No. 333-249080).

PUBLIC AUDITORS HAVE EXPRESSED A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN PUBLIC AUDITOR'S REPORT FOR FINANCIAL STATEMENTS INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 (COMMISSION FILE NUMBER 333-249080). WITHOUT AFFORDABLE, SUFFICIENT, TIMELY FUNDING FROM INVESTORS OR LENDERS, THE COMPANY MAY BE UNABLE TO IMPLEMENT ITS BUSINESS PLAN AND MAY FAIL.  ANY INVESTMENT IN COMPANY COMMON STOCK IS HIGHLY RISKY AND SHOULD ONLY BE CONSIDERED BY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT AND A LACK OF LIQUIDITY.  THERE IS NO PUBLIC TRADING MARKET FOR THE COMPANY COMMON STOCK AND NONE MAY DEVELOP.  COMPANY HAS NOT APPLIED TO HAVE ITS COMMON STOCK TRADED ON ANY PUBLIC STOCK MARKET OR QUOTATION SYSTEM.

The risk factors included in this Item 1A are only some of the possible risk factors that could affect the Company.  There are risk factors that could materially affect the Company that is either not known or foreseeable to the Company,  or have not developed, or are not deemed material.  Some risk factors not discussed herein are discussed in the Company's Form S-1 Registration Statement (Commission File No. 333-249080) and other filings with the SEC.

The Company has no operations or revenues as of September 30, 2020, and, even with the acquisition of Barrister, the Company will have to raise substantial amounts of working capital to fund a deep drilling well or wells on Barrister's oil drilling and production rights and leaseholds in an effort to achieve more than nominal revenues produced by current Barrister drilling operations.  The existing Barrister drilling operations will not produce enough revenues that will support the necessary operating overhead of CoJax and Barrister.

The Company has not commenced oil drilling and production operations as of September 30, 2020, and, when and if those operations commence, the Company will have to raise sufficient working capital to expand the nominal drilling and production operations of Barrister (assuming we consummate the acquisition of Barrister) to a level that may produce sufficient revenues to fund operations and possibly fund further expand oil drilling and production. We may be unable to raise sufficient working capital to fund expanded oil drilling and production operations, which could result in the Company's failure and loss of investors' investment.  Even if we raise sufficient working capital to expand oil drilling and production operations on Barrister oil drilling and production rights and leases, oil drilling is inherently risky. There is the possibility of a dry hole, or well that produces no oil or limited oil quantities.  If drilling is expanded, and despite reserve reports, there is no assurance that oil drilling will produce oil, produce oil at levels that will generate revenues or profits that are sufficient for our operational needs, or will produce oil on a profitable basis. Even if oil reserves are present, drilling problems and costs may make impossible production of oil on a profitable basis.

When and if the Company commences oil production beyond nominal levels, volatility in the global and domestic prices of crude oil and natural gas can significantly affect the Company's operating results, especially since the Company would be a very small oil producer. These factors include, but are not limited to, the following:

•the occurrence or threat of epidemics or pandemics, such as the recent outbreak of and repeated spikes in infections from COVID-19, or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels as well as the inability of government to contain the COVID-19 pandemic, which is spiking in many parts of the U.S. during the period covered by this Form 10-Q Report;

•erratic or severely depressed worldwide and domestic demand for crude oil, or excessive surplus oil creating a collapse of market price of oil;

•the ability of the members of OPEC and certain non-OPEC members, for example, certain major suppliers such as Russia and Saudi Arabia, to agree to and maintain production levels. Disputes between OPEC members have led to depressed oil prices;

•the production levels of non-OPEC countries, including the United States;

•the level of drilling, completion and production activities by other competing oil exploration and production companies, and variability therein, in response to market conditions;

•political instability or armed conflict in oil and natural gas producing regions;

•changes in weather patterns and climate;

•natural disasters such as hurricanes, floods and tornadoes;

•the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;

•the effect of oil conservation efforts;

•technological advances affecting energy consumption and energy supply;

•domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels;

•political and consumer pressure to decrease consumption of oil due to global warming concerns;

•Company management, which is limited in number and years of oil exploration experience,  may be unable to efficiently operate oil drilling and production operations, even with the assistance of experienced oil drilling and production personnel;

•Availability of and obtaining affordable, timely funding for operations and expansion of operations.  Company may be unable to obtain sufficient or any funding for working capital and drilling operations;

•the continued impact of COVID-1i pandemic causing funding for oil drilling and exploration by small producers to be unavailable or not available on affordable terms or in sufficient sums; and

•general economic conditions worldwide.

With a pending change in the U.S. Presidency in the U.S. in January 2021, Company expects a return to U.S. government policy seeking to discourage the use of oil, promote more extensive use of non-oil fuels and energy technologies, possibly less favorable tax treatment for oil drilling and exploration operations and possible comprehensive global warming laws that curtail long term demand and use of oil.  The presence of a Republican-controlled Congress may frustrate some of the possible governmental efforts to reduce oil consumption. There is substantial uncertainty about future U.S. government policy for oil in the next four years.

The global downturn in oil demand triggered by the COVID-19 pandemic has impacted demand, and hence applying further downward pressure on oil prices. The longer the COVID-19 pandemic continues, including prolonged government restrictions on businesses and reduced activity of consumers or the lack of effective government response to the COVID-10 pandemic, the longer the downward pressure will exist and adversely impact oil drilling and productions companies.  The absence of an effective, widely available vaccine and uncoordinated national government response to the COVID-19 pandemic portends a continuation of the adverse, substantial impact of the COVID-19 pandemic on the economy and oil demand in the U.S. for 2021 and perhaps beyond.

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

CoJax Oil and Gas Corporation

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Executive Chairman of the Board

Signature	Title	Date

By: /s/ Jeffrey J. Guzy	Chief Executive Officer	November 20, 2020
Jeffrey J. Guzy	Principal Executive Officer

By: /s/ Wm. Barrett Wellman	Chief Financial Officer	November 20, 2020
Wm. Barrett Wellman

By: /s/ Jeffrey Guzy	Director	November 20, 2020
Jeffrey Guzy