Form 10-K
period 2020-12-31
CoJax Oil & Gas Corp
filed 2021-05-14
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 333-232845

COJAX OIL and GAS CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Wilson Boulevard, Suite E-605 Arlington, Virginia	22201
(Address of Principal Executive Offices)	(Zip Code)

(703) 216-8606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [ X ]    No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging Growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal quarter is $7,973,500.

4,096,751 shares of common stock were issued and outstanding as of May 13, 2021.

Cojax Oil and Gas Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained or incorporated by reference in this Annual Report, including statements regarding our future operating results and financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained or incorporated by reference in this Annual Report speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates, and expectations. Forward-looking statements contained or incorporated by reference herein include or may include, but are not limited to, statements about:

•our business strategy;

•our plans, objectives, expectations, and intentions;

•our future operating results and future operating results of Barrister as a wholly-owned subsidiary of CoJax;

•the competitive nature of the industry in which we will conduct our business;

•crude oil and natural gas commodity prices;

•demand for oil;

•the impact of adverse weather conditions and unexpected events like the COVID-19 pandemic and other pandemics or epidemics;

•the effects of government regulation and changes in that regulation;

•legal proceedings, liability claims, and effect of external investigations;

•the effect of a loss of, or the financial distress of, one or more key customers of our future, proposed oil production;

•once we start operations, our ability to obtain or renew customer or supply contracts;

•once we start operations, the effect of a loss of, or interruption in operations of, one or more key vendors, suppliers or contractors;

•our ability to maintain the right level of commitments under any future oil supply agreements;

•the market price and availability of materials or equipment;

•the impact of new technology on oil exploration and production and our ability to acquire and use that technology;

•our ability to employ or engage as contractors a sufficient number of skilled and qualified workers and to retain key management;

•our ability to obtain permits, approvals, and authorizations from governmental and third parties;

•planned acquisitions and future capital expenditures;

•our ability to maintain effective information technology systems and guard against cyber-attacks or hacking;

•our ability to maintain an effective system of internal controls over financial reporting;

•our ability to service our debt obligations, including the debt assumed in connection with the acquisition of Barrister;

•financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital to acquire and expand oil drilling and production and to fund overhead;

•When and if our common stock is publicly traded, then the market volatility of our stock; and

•The impact of the acquisition of Barrister and the debt assumed in said acquisition.

We caution you that the foregoing list may not contain all of the forward-looking statements made or incorporated by reference in this Annual Report. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section entitled “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained or incorporated by reference herein. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made or incorporated by reference in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made or incorporated by reference in this Annual Report to reflect events or circumstances after the date hereof, respectively, or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

COMMONLY USED ABBREVIATIONS AND DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, references in this Annual Report to:

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

•“ARO” means asset retirement obligation;

•“Barrister” means Barrister Energy, L.L.C., a privately held Mississippi limited liability company.

•“Barrister Oil Rights” means the crude oil and natural gas exploration and production leases and rights owned or controlled by Barrister (as more fully described under “Business – Barrister Oil Rights” below). Barrister does not own the underlying real property;

•“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree of Fahrenheit;

•“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate;

•“Commission” or “S.E.C.” means the U.S. Securities and Exchange Commission;

•“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•“C.O.P.” means Central Operating, L.L.C., a privately held Mississippi limited liability company, and the former owner of Barrister’s Oil Rights and current contract manager of limited drilling operations on the Barrister Oil Rights;

•“Deep drill well” or “deep drilling rig” means an oil well capable of drilling to depths of approximately 10,000 feet or more;

•“Developed acreage” means the number of acres that are allocated or assignable to productive wells or wells capable of production;

•“EUR” means the sum of reserves remaining as of a given date and cumulative production as of that date. As used in this filing, EUR includes only proved reserves and is based on our reserve estimates;

•“Exchange Act” means the Securities Exchange Act of 1934, as amended.

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

•“Gas” means natural gas;

•“Gulf States Drill Region” means the area(s) where oil and gas leases, drilling and production rights, which are located in the Smackover Trend. The Smackover Trend extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore.  The Smackover Trend is a major oil and gas production formation in the Gulf States and the principal source of oil and gas. Like the Persian Gulf, the Smackover Trend was rock stratum formed by deposits from warm ocean waters covering the carbonate-evaporite basins in the southern Gulf States Region during the Upper Jurassic Period;

•“Horizontal drilling” means a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

•“Mcf” means one thousand cubic feet of natural gas;

•“MMBtu” means one million Btu;

•“MMcf” means one million cubic feet of natural gas;

•“Oil” means crude oil that has not been refined or processed;

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

•“Resources” means quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations;

•“Securities Act” means the Securities Act of 1933, as amended;

•“Standardized measure” means the present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of future price changes to the extent provided by contractual arrangements in existence at year-end), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rate with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and gas reserves;

•“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;

•“Undeveloped reserves” are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty;

•“Unit” means the joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

•“Unproved properties” means properties with no proved reserves;

•“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

PART I

ITEM 1. BUSINESS

Corporate Background

Cojax Oil and Gas Corporation (“CoJax, the “Company”, us or we) was incorporated on November 13, 2017 under the laws of the Commonwealth of Virginia. The Company was formed with the business purpose to acquire oil drilling and production rights to properties with oil reserve reports showing sufficient oil reserves to justify drilling and to produce crude oil for sale to any available domestic or international buyers.  Since incorporation in 2017, CoJax has not had any revenue-generating operations.  Since incorporation, we have been engaged in organization of the company, evaluating and pursuing possible acquisitions of oil leases and rights and exploring the availability of third-party funding for our business plan.

We are an independent oil and gas company focused on commencing operations in the acquisition, development and production of crude oil from assets in the Gulf States Drill Region. The production and sale of natural gas is not part of our revenue generating business because of the perceived cost and lack of profit potential for a small producer of natural gas.

We are focused on establishing profitable oil exploration and production operations by acquiring the right, by lease or assignment, to drill, extract, and sell oil. We may extract and sell gas from time to time, but any gas production would be secondary and not significant business line. Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles, and our short-term goal is to identify and complete an equity acquisition of producing oil and gas assets in the Gulf States Drilling Region and then raise sufficient working capital to establish deep drilling rigs to fully exploit oil reserves.  The acquisition of Barrister described below is our initial acquisition in the Gulf States Drilling Region.  Our ability to implement our business plan is subject in part on our ability to timely raise adequate and affordable funding from investors or lenders for establishing deep drilling rigs in acquired oil and gas leases and rights.  If we cannot acquire oil leases and rights for our securities, we will also have to fund the cost of acquisition from investors or lenders.  The funding may be equity or debt. Our first acquisition, Barrister, lacks existing cash flow from production to fund establishing deep drilling rigs. The lack of existing cash flow from existing oil production may also be true for any future oil leases and rights due our focus being on what we deem to be underexploited oil leases and rights – like Barrister. We may be unable, due to lack of required funding and any enhanced oil production from acquired oil leases and rights, to acquire additional oil leases and rights.

The Barrister acquisition is the first and only current acquisition of oil and gas exploration and production leases and rights as of the date of this Annual Report. Barrister has only minimal oil drilling and production operations.  CoJax will have to raise funding to establish one or more deep drilling rigs exploiting the Barrister Oil Rights. Even with deep drilling rigs, Barrister Oil Rights may not produce oil on a profitable basis. We currently have no other potential acquisitions.

We have explored third party debt and equity funding for acquiring and expanding oil exploration and production, but as of the date of this Annual Report have no firm commitments for funding. Our experience is that private funding for new drilling on oil leases and rights with limited production or operating history has been difficult to obtain on affordable terms in the past.  Our goal is to raise sufficient funds pursuant to the registration statement described below to expand drilling from Barrister Oil Rights and establish a more robust cash flow and production history from Barrister Oil Rights in order to attract future funding, either from lenders or through offering of our securities to investors, to fund further drilling on Barrister Oil Rights and possibly, subject to adequate funds, acquire new oil leases and rights in Gulf State Drilling Region.  We focus on Gulf State Drilling Region because of the quality of the oil and the ability to typically access oil without fracking and its history of drilling resulting oil production without an inordinate percentage of dry wells or failed drilling.

We filed a registration statement on a Form S-1 which was declared effective by the Commission on October 20, 2020 to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share. The proceeds of the offering is to raise working capital for our corporate operating overhead and to fund establishing at least one deep drilling rig for the Barrister Oil Rights.  We do not intend to do exploratory drilling, which is expensive and typically can only be afforded by the larger oil production companies. Barrister has existing rigs that are producing oil.  Exploratory drilling can verify the presence of oil and is used to reduce the risk of establishing deep drilling rigs. As an early stage development company and with limited oil production history of Barrister oil rights, the Company does not believe that it can raise funding for exploratory drilling rigs and deep drilling oil rigs.  As of May 13, 2021, we have raised $53,000 pursuant to the offering covered by said registration statement.

CoJax has a corporate website under development at URL: http://www.cojaxoilandgas.com. The website should be operational in July 2021.

Acquisition of Barrister Energy

On November 17, 2020, the Company consummated the transactions contemplated by the Acquisition Agreement dated June 16, 2020 with Barrister Energy, LLC, a Mississippi limited liability company, and all of the members of Barrister (the “Barrister Agreement”).  The Company issued 3,650,000 shares to the members of Barrister in exchange for 100% of the outstanding membership interests, resulting in Barrister becoming a wholly-owned subsidiary of Cojax (the “Exchange”). The Barrister Agreement also provided that we assume $2,700,000 debt obligations of Barrister (the “Assumed Debt”), which debt obligation evidences the purchase price for Barrister’s acquisition of its current oil drilling and production rights and leases in Alabama.

The debt we assumed is secured by the Barrister Oil Rights, which were acquired by Barrister from Central Operating, LLC, or “COP” under the June 1, 2019 Purchase and Sale Agreement, and related secured promissory Note and Security Agreement, both dated June 1, 2019 (the “COP Agreements”). These acquired oil and gas exploration and production assets represent all of the Barrister Oil Rights. There is no interest owed under the promissory note, but the principal is due in a lump sum payment due on June 1, 2021.  This lump sum payment represents a significant financial burden for us.  The pay-off of the Assumed Debt will have to be financed or funded, or restructured, in order to avoid a possible default and legal action to seize or sell the Barrister Oil Rights, which are collateral for the Assumed Debt.

Under the Purchase and Sale Agreement, COP retained financial benefit of oil produced prior to and on June 1, 2019, and Barrister owned all post-June 1, 2019 oil production.  Barrister had until August 31, 2019 to challenge any title defects affecting acquired assets. Barrister asserted no title defects. COP conveyed by Special Warranty of Title in respect of acquired assets “as is and with all faults” on date of purchase, but the warranty does not cover fitness of acquired assets for any specific purpose, accuracy of oil reserves, or future productivity of acquired assets, or hazardous material liabilities.  Barrister waived, released, held harmless and indemnified COP and its affiliates from all liabilities associated with or arising from the Barrister Oil Rights.

Based on CoJax management’s knowledge and inquiries, the cost of establishing a deep drilling rig is estimated to be $2 million to $3 million and the cost of drilling is estimated to be between $300 to $600 per lateral foot.  Drilling costs are affected by a number of factors, including having to penetrate hard rock strata, rig equipment failures and amount of required drilling fluids. CoJax does not have the funds, assets, or funding commitments as of the date of this Annual Report to pay off the Assumed Debt. There is no assurance, especially in light of the chaotic economic conditions imposed by COVID-19 pandemic on the U.S. and world economies and the oil production industry and the uncertainty about when that impact will end, that CoJax can timely pay off or restructure the Assumed Debt.  CoJax lacks the assets typically required for debt financing, and the Barrister Oil Rights are already subject to a secured lien held by COP under the COP Agreements.

 As of the date of this Annual Report, Barrister Oil Rights are producing very limited crude oil production from limited oil drilling operations, which production is not sufficient to cover our operating expenses or to fund establishing new oil drilling rigs or increased drilling.  Establishing new oil drilling rigs to exploit the crude oil reserves of Barrister commercially is essential to CoJax efforts to establish a viable business. Even with one or more deep drilling wells for Barrister Oil Rights, those wells may fail to produce any oil or sufficient oil to allow CoJax-Barrister to become profitable.

Business Strategies. Our long-term objective is to create shareholder value by identifying and assembling a portfolio of low-risk crude oil production assets with attractive economic profiles, and our short-term objective is the leveraging of the technical and managerial expertise of our proposed contractor operations team to deliver consistently profitable results from existing oil wells. Our geographical focus is the Gulf States Region due to its light grade oil which is cheaper to process than other forms of crude oil and due to the ability to tap oil reserves without fracking.  We seek to achieve these objectives by executing the following strategies:

(1) Day-to-Day Operations – Use of Contractors.  Barrister engages COP as a contractor to operate the limited oil and gas production drilling and storage operations for the Barrister Oil Rights as well as using Jeffrey Delancey, our former Chief Executive Officer, as a part-time manager. CoJax intends to use professional contractors to operate existing and future crude oil and gas drilling operations, including use of COP for Barrister Oil Rights.  CoJax believes that the use of contractors will allow CoJax-Barrister to engage experienced personnel to manage day-to-day operations without incurring the additional overhead imposed by full-time employees and will provide flexibility in engaging operational personnel.  Full-time employees of CoJax-Barrister will generally be limited to senior executive officers of CoJax and, possibly, addition of a full-time operations executive at Barrister when and if oil production and revenues increase from deep drilling rig or rigs.  This model of operation has a significant risk of being unable to retain key personnel who are merely contractors and who do not have the incentive of a full-time employee to remain with an employer and can be lured away by more lucrative offers of employment or engagement from competitors. CoJax will use contracts to seek to secure contractors for required periods.  CoJax believes that the contractor model of management is affordable and efficient and within the projected ability of CoJax to fund. CoJax lacks the funding to engage full time, experienced oil operations executives in anticipation of increased oil production.

(2) Focus on Underexploited Oil Leases and Rights.  CoJax will target oil leases and rights similar to Barrister as possible future acquisitions.  Barrister’s latest “Certified SEC Reserves Analysis and Valuation

Study and Report”, prepared by NOVA Resource Incorporated, dated November 2, 2020, being filed as Exhibit 99.1 to this Annual Report, shows oil reserves and existing producing wells but has not been fully exploited with deep drilling rigs.  CoJax is seeking underexploited oil leases and rights in the Gulf States Drilling Region with reserve reports and one or more drilling rigs, even if exploratory or not deep drilling rigs, which taken together indicate that the oil leases and rights have potential, substantial oil production capability – substantial for a small independent oil production company.  CoJax does not seek oil leases and rights with productive deep drilling rigs as those properties often require funding or working capital beyond CoJax’s current means and projected future funding and working capital. Generally, the oil fields in the southern part of the Gulf States Drilling Region are less expensive to drill due to nature of rock strata and depth of the oil reserves.  Barrister is in the southern part of the Gulf States Drilling Region. CoJax will seek acquisitions that can be obtained for stock or other securities or under an earn out arrangement and prefers acquiring companies which hold oil leases and rights rather than acquiring individual oil leases and rights.  CoJax’s preference is to acquire companies with several oil leases and rights as opposed to acquiring individual oil leases and rights.  The acquisition of a company has the perceived advantages of acquiring several oil leases and rights and existing drilling operations with in-place management in a single transaction along with possibly reduced due diligence costs and more expeditious closing of the transaction.

Implications of Being an Emerging Growth Company. CoJax is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and we may remain an emerging company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Annual Report, we have provided only two years of audited financial statements for 2020 and 2019 and have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies.

For as long as we are an emerging growth company, unlike other public companies that are not emerging growth companies under the JOBS Act, we are not required to:

•provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act");

•provide more than two years of audited financial statements and related management's discussion and analysis of financial condition and results of operations nor more than two years of selected financial data;

•comply with any new requirements adopted by the Public Company Accounting Oversight Board (the "PCAOB") requiring and in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•provide certain disclosure regarding executive compensation required of larger public companies or hold shareholder advisory votes on executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); or

•obtain shareholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

•·the last day of the fiscal year in which we have $1.0 billion or more in annual revenues;

•·the date on which we become a "large accelerated filer" (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

•·the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•·the last day of the fiscal year following the fifth anniversary of our initial public offering of securities, which initial public offering of securities was declared effective on August 12, 2019, by the Commission.

Barrister

Barrister History.  Barrister’s principal executive offices are located at 404 Short 7th Avenue, Laurel, Mississippi 39440.  Barrister’s telephone number is (601) 426-0056.  Barrister was organized under the laws of the State of Mississippi on June 13, 2014.

Operations Management. Barrister engages independent contractors or vendors to provide any services or functions. Prior to its acquisition by Cojax, Barrister was managed by its members. Currently, Mr. Jeffrey Delancey is taking the lead on the part-time management of Barrister. Mr. Delancey has over twenty-nine years of direct oilfield operating experience. Mr. Delancey has extensive experience with operations and administration in an independent oil and gas production company. Mr. Delancey relies on contract operators to provide experienced personnel to handle all essential crude oil production on a day to day basis for Barrister.  As of the date of this Annual Report, COP manages Barrister’s drilling operations.  Due to the limited oil production, Barrister believes that the management of operations by a contractor is the most efficient approach to conduct of operations. With any future increase in oil production, Barrister will have to engage additional personnel for operations if COP cannot manage increased drilling operations.

Marketing. Barrister markets its crude oil production, whether current or future, on a month to month basis, through established networks of contacts. Due to limited oil production, Barrister’s marketing effort is limited in scope.  If production of oil increases from the Barrister Oil Rights, CoJax-Barrister will have to expand the marketing efforts of Barrister by engaging a person or firm to seek out new customers for the oil production in case the current customer base of Barrister is unable or unwilling to purchase increased oil production. The cost means and extent of any enhanced future marketing effort will depend on the amount of increased oil production, the then current market for oil and the potential customer base for the oil production. If the existing customer base will not purchase increased oil production, then the engagement of a dedicated marketing person who engages in direct marketing, by telephone and internet, of potential customers for oil production may be required for sale of any future increase of oil production. A dedicated marketing person would entail an estimated $60,000 to $100,000 a year in compensation and benefits costs plus a possible commission or incentive compensation based on performance and an additional $10,000 to $20,000 in related annual administrative and overhead costs (consisting of computer system, telecommunication costs, marketing materials and possible travel).

Description of Barrister Oil Properties and Oil Production Operations.  The Company currently has a leased land package of approximately 700 acres in Southwest Alabama, in one contiguous land package.  It also has two producing wells, a saltwater disposal well, a three-mile gas transmission line along with gathering systems, and storage tanks for approximately 1,500 barrels.

Competition. Barrister Weaknesses. Barrister is undercapitalized to properly exploit its existing oil properties or acquire new oil and gas properties for exploitation. Barrister acquired its oil properties in June 2019 and has not expanded the production, acquired new oil properties, or improved operations.  Barrister has insufficient cash flow or funding to grow its core business operations.  As such, Barrister is not an active competitor or commercial presence even among local, small independent oil producers. Additional funding will be required to not only increase oil production but also to enhance distribution and marketing efforts.

Barrister Strengths. Barrister has highly experienced principals who have significant prior experience in oil and gas production in the Gulf States Drilling Region. Through the owners’ relationships, Barrister also has access to many experienced oil and gas engineers, drilling personnel, and other professionals engaged in the oil and gas drilling and production business in the Gulf States Drilling Region – all of whom can be engaged as contractors, consultants or possibly employees, subject to increased oil production and working capital. The experience of the former owners of Barrister will be relied upon by CoJax management in the initial phases of implementing the business plan.  If oil drilling and production substantially increases, and contractors like COP could not handle the additional work load from increased drilling and production, CoJax would engage one or more experienced oil and gas industry operations managers to supplement the operations contractors and the part time input and efforts from the Barrister principals. The additional personnel could be employees or contractors. If oil drilling and production increases substantially, CoJax would engage one or more full-time, experienced oil and gas operations executives to establish an in-house expertise and full-time oversight over operations, even if contractors performed the daily management of operations.

Competitors of Barrister.  There are many large, medium, and small-sized competitors in the Gulf States Drilling Region (including off-shore drilling in the Gulf of Mexico) and adjacent areas which have extensive operational histories, experienced oil and gas industry management, established market share, profitable operations, and extensive potential oil and gas fields or leases to exploit and the cash or funding resources to explore new oil and gas fields as well as fully exploit existing oil fields.  There is also an established oil and gas production industry in northern Alaska and in North Dakota and western Canada (where fracking has made available significant oil and gas reserves in shale formations). Barrister cannot match the resources, whether financial, technical, manpower, size of proven crude oil reserves, and distribution channels, of its competition in the Gulf States Drilling Region or elsewhere.  Barrister’s current oil production is not sufficient to concern or attract the attention of competitors, which allows Barrister to operate as a small provider of oil without competitive pressures.  If Barrister significantly increases oil production, then Barrister will face increasing competition from other small independent oil producers selling limited amounts of oil. Any increase in competitive pressures will require investment in a full-time marketing effort by Barrister.

Barrister Oil Rights

Description of Barrister Oil Properties and Oil Production Operations. The Company currently leases a land package of approximately 700 acres in Southwest Alabama, in one contiguous land package.  It also has two producing wells, a saltwater disposal well, a three-mile gas transmission line along with gathering systems, and storage tanks for approximately 1,500 barrels.

Reserve Value.  Barrister has a “Certified SEC Reserves Analysis and Valuation Study and Report” that states it has a PV-10 net Reserve Value of approximately $33.975 million. The certified SEC reserve report, prepared by NOVA Resource Incorporated, dated November 2, 2020, being filed as Exhibit 99.1 to this Annual Report. The report includes assumptions of PADD3 Gulf Coast Pricing of $45.66 per barrel of Light Louisiana Sweet, and for Proved Un-Developed reserves of five additional wells that remain to be drilled on the existing acreage.

Energy Production in Alabama.  The State of Alabama is located in the Southeastern United States alongside the Gulf of Mexico and has been producing petroleum since 1940s.  While the peak of oil production in Alabama was in the 1980s, according to the U.S. Department of Energy’s Energy Information Administration.  As of 2020, Alabama was ranked 20th among the states in production of oil and natural gas combined, and is producing oil at an annual rate of 3.2 millions of barrels of oil (based on 9,000 barrels a day as of June 2020).  Alabama's major oil and gas-producing regions are located in the western and southwestern part of the state.

The Smackover Trend.  The Smackover trend is a belt of carbonate, evaporite, and clastic rocks of Late Jurassic age that rims the Gulf Coast of the United States from Texas, up to Arkansas, throughout Louisiana, Mississippi, Southwest Alabama, and all the way to the Florida panhandle.  Stratigraphic and geochemical data indicate that the oil and gas were generated from algal-rich lime mudstones.  It was named after the Smackover oil field, which was discovered in Union County, Arkansas, in 1937.

Current Drilling on Barrister Energy Drill Region.  There are three wells in the Barrister Energy Drill Region, which have produced oil and gas since 1996. Currently, two of these three wells are in production, and one well is used as a saltwater disposal well. We own approximately 95% working interest with a 79% net revenue interest as of June 1, 2019, the acquisition date for Barrister.  The two producers are Nall 16-3 #1 and the Nettles 9-12 #1.

The historical 8/8th production (gross production) of these oil wells for the fiscal years 1996 – 2015, 2016, 2017, 2018, 2019, and 2020 are summarized in the table below.

Barrister DRILL REGION PRODUCTION
Nall 16-3 #1 and Nettle 9-12 #1
Year	8/8th Total Oil Produced (bbl)	Total Gas Produced (mcf)
1996 – 2015 *	225,300	53,175
2016 *	1,335	-
2017 *	4,371	-
2018 *	2,919	-
2019 *	1,397	-
2020 **	183	-
Total	235,505	53,175
* Historical production prior to the acquisition of rights by CoJax.
** Current production and historical production prior to the acquisition of rights by CoJax and post acquisition.

Disclosure of Reserves: Summary of Oil and Gas Reserves at December 31, 2020.  The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries. The Company has reported proved reserves based on the average of the first day-of-the-month price for each month during the last 12-month period. Gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No significant discovery or other favorable or adverse event has occurred since December 31, 2020, that would cause a substantial change in the estimated proved reserves as of that date.

	Crude	Natural Gas		Synthetic	Natural	Oil-Equivalent
	Oil	Liquids	Bitumen	Oil	Gas	Basis
	(bbls)	(bbls)	(bbls)	(bbls)	(cubic ft)	(bbls)
Proved Reserves
Developed
Consolidated Subsidiaries
United States	127,520	-	-	-	-	127,520
Total Consolidated	127,520	-	-	-	-	127,520

Undeveloped
Consolidated Subsidiaries
United States	2,978,136	-	-	-	-	2,978,136
Total Consolidated	2,978,136	-	-	-	-	2,978,136

Total Proved Reserves	3,105,656	-	-	-	-	3,105,656

Proved Undeveloped Reserves

At December 31, 2020, approximately 2,978,136 oil-equivalent barrels (“OEB”) of Barrister Oil Rights are proved reserves were classified as proved undeveloped. This classification represents 95 percent of the 3,105,656 OEB reported in proved reserves.

Oil and Gas Production, Production Prices and Production Costs

Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last four years.

	2020		2019		2018		2017
	(8/8th barrels of oil produced at year-end)
Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	183	-	1,397	-	2,919	-	4,371	-
Total Consolidated Subsidiaries	183	-	1,397	-	2,919	-	4,371	-

Total crude oil & natural gas liquids production

Bitumen production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-

Synthetic oil production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-
Total liquids production	-	-	-	-	-	-	-	-

(8/8th barrels of oil produced at year-end)
Natural gas production available for sale
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-
Total Consolidated Subsidiaries	-	-	-	-	-	-	-	-

Total natural gas production available for sale	-	-	-	-	-	-	-	-
(thousands of oil-equivalent barrels at year-end)
Oil-equivalent production	-	-	-	-	-	-	-	-

Production Prices and Production Costs. The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

	United States	Total

During 2020
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	45.66	45..66
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	32.13	32.13
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2019
Consolidated Subsidiaries

Average production prices
Crude oil, per barrel	58.88	58.88
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	32.13	32.13
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2018
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	66.06	66.06
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	33.45	33.45
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

Average production prices have been calculated by using sales quantities from Barrister’s production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (“NGL”) production used for this computation are shown in the oil and gas production table. The volumes of natural gas used in the calculation are the production volumes of natural gas available for sale and are also shown. The natural gas available for sale volumes may be different from those shown in the reserves table in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Sections of this report due to volumes consumed or flared. Gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2020				Year-End 2019				Year-End 2018
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-

Total Consolidated Subsidiaries	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-

Total gross and net productive wells	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-

There were 3 gross, and 1.8 net operated wells at December 31, 2020, December 31, 2019, and December 31, 2018.

Gross and Net Developed Acreage

	Year-End 2020		Year-End 2019		Year-End 2018
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	370	352	370	352	370	352
Total Consolidated Subsidiaries	370	352	370	352	370	352

Total gross and net developed acreage	370	352	370	352	370	352

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

 Gross and Net Undeveloped Acreage

	Year-End 2020		Year-End 2019		Year-End 2018
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	700	700	2,992	2,244	2,992	2,244
Total Consolidated Subsidiaries	700	700	2.992	2,244	2,992	2,244

Total gross and net undeveloped acreage	700	700	2,992	2,244	2,992	2,244

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Barrister’s investment in developed and undeveloped acreage is comprised of numerous leases.  The List of Leases is included as Exhibit 99.2 to this Annual Report and is filed herewith. The terms and conditions under which Barrister maintains exploration and production rights to the acreage are property-specific, contractually defined, and vary significantly from property to property. Work programs are designed to ensure that the exploration potential of any property is thoroughly evaluated before expiration. In some instances, Barrister may elect to relinquish acreage in advance of the contractual expiration date if the evaluation process is complete, and there is not a business basis for the extension. In cases where additional time may be required to evaluate acreage fully, Barrister has generally been successful in obtaining extensions. The scheduled expiration of leases and concessions for undeveloped acreage over the next three years is not expected to have a material adverse impact on Barrister.

Government Regulation

Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability.

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior acting pursuant to a Presidential Executive Order suspended the federal oil and gas leasing program indefinitely. The Biden Administration has also announced that it intends to review the Trump Administration’s 2017 repeal of the 2015 rule regulating hydraulic fracturing activities in federal land under the Presidential Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. While we do not have a significant federal lands acreage position at 240 net acres, these actions could have a material adverse effect on the Company and our industry.

Currently, all of our properties and operations are in Alabama, which has regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, both Alabama imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices, however, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

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

Our Key Competitive Strengths

The day-to-day operations of the oil drilling and production from our lease assets n the Gulf States Drill Region will be handled by independent contract operators with experience in conducting oil drilling and operations in the Region. These contractors will handle all operational aspects of oil drilling, storage and production. The Company’s officers will provide executive oversight of its operation as well as handling corporate governance, legal compliance, financial affairs and funding efforts of our company.

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

Principal Executive Offices

Our principal executive offices is located at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, in Arlington County outside of Washington, D.C., and our telephone number is (703) 216-8606.  We rent our principal executive offices under a month-to-month lease and for a monthly rental of $50.

Barrister’s local office is located at 404 Short 7th Avenue, Laurel, Mississippi 39440. Barrister has an agreement for use of office space on an as needed basis at no cost provided by Andrew Cardwell, a shareholder of CoJax. The premises are suitable and adequate for Barrister’s current operations. Barrister does not own any real property.

Employees

We have two full-time employees:  Jeffrey J. Guzy, our Chief Executive Officer and our sole Director, and Wm. Barrett Wellman, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, which each officer in his sole discretion determines extent of the time commitment.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. We have no revenue-generating operations that will fund CoJax and Barrister operating overhead. When we have revenue-generating operations, our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of common stock, when and if publicly traded, could decline, and you might lose all or part of your investment. Even when publicly traded, our common stock may lack the primary market makers and institutional investor support to allow sustained appreciation in market price or protect the common stock from volatility due to day traders or other downward market pressures. As an early development stage company with no public market for our common stock, there is a substantial risk of loss of investment and lack of liquidity. The risks and uncertainties discussed below are not the only ones we face. Risks could also harm our business, operating results, financial condition, or prospects, and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a complete loss of your investment. An instance of unforeseen circumstances is the COVID-19 pandemic and its significant and ongoing adverse impact on oil consumption and the market price for oil. As of the date of this Annual Report, the duration and severity of the COVID-19 pandemic are uncertain.  In assessing the risks and uncertainties described below, you should also refer to the other information contained herein, including our consolidated financial statements, pro forma financial statements, and the related notes thereto.

RISKS RELATED TO OUR BUSINESS AND BARRISTER’S BUSINESS

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

On a consolidated basis, the Company has incurred significant operating losses since inception and has a working capital deficit. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through an officer loan as an interim measure to finance working capital needs and will continue to raise additional capital through the sale of common stock or other securities. The Company will be required to continue to do so until its consolidated operations become profitable.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to sell shares in the Company.

Our past efforts to raise working capital have been unsuccessful. Although our initial public offering was declared effective by the Commission in August 2019, we were unable to sell any shares and terminated said offering. Notwithstanding, we filed a registration statement on a Form S-1 which was declared effective by the Commission on October 20, 2020 to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share. The proceeds of the offering is to raise working capital for our corporate operating overhead and to fund establishing at least one deep drilling rig for the Barrister Oil Rights.  As of May 13, 2021, we have raised $53,000 pursuant to the offering covered by said registration statement. This offering may fail to raise any or sufficient working capital for necessary operating expenses of CoJax or expansion of Barrister oil drilling operations.

The impact of COVID-19 pandemic and volatility of market price for oil in 2019 and 2020 further hamper efforts to raise additional working capital by creating economic uncertainty and heightened risks in lending or investing in oil production.

If we are unable to secure this additional capital, we may be required to suspend operations as CoJax-Barrister operations are already being run to minimize operating costs. It is not possible for us to predict at this time the potential survival of CoJax-Barrister business. The potential future revenue and income of our proposed CoJax-Barrister operations are currently unknown, as is the impact of Barrister as a wholly owned subsidiary of CoJax on CoJax efforts to raise additional working capital.  Barrister’s revenues are limited and dedicated to pay for Barrister operations.  We do not believe that Barrister revenues would be sufficient to be used for CoJax overhead working capital needs.  If we cannot continue as a viable entity, you would lose all or most of your investment in the Company.

The existence by each of CoJax and the former members of Barrister of the right to rescind the Exchange upon certain triggering events could hinder our efforts to raise capital and to fund our operations.

CoJax will have the right to rescind the Exchange prior to July 1, 2021 upon the occurrence of any of the following:  (a) any former Member of Barrister files a petition for protection from creditors under any chapter of the U.S. Bankruptcy Code, and that petition is not withdrawn within sixty (60) days, or a receiver or other liquidating officer is appointed for substantially all of the assets or business of a Member or  (b) if Barrister makes an assignment for the benefit of creditors of all or substantially all of its operating assets.

Barrister’s former owners, who are now shareholders of CoJax, have the right to jointly, but not severally, rescind the Exchange upon occurrence of any of the triggering event prior to July 1, 2021: (a) CoJax files a petition for protection from creditors under any chapter of the U.S. Bankruptcy Code and that petition is not withdrawn within sixty (60) days; (b) CoJax is declared insolvent by a court of competent jurisdiction, or CoJax’s Board of Directors approves a plan of complete liquidation; or (c) if CoJax has not been issued a trading symbol for its Common Stock by Financial Industry Regulatory Authority or “FINRA” within ninety

(90) days of the consummation of the closing of the Barrister Agreement; or (d) if CoJax’s Common Stock has not been listed on: the New York Stock Exchange or NYSE American Exchange; or quoted on NASDAQ Capital Markets; or quoted or listed on any successor market to the foregoing, by the first annual anniversary of the effective date of the Barrister Agreement.

CoJax intends to seek quotation of its common stock on the NASDAQ Capital Markets in 2021.  CoJax may not meet NASDAQ Capital Markets standards for quotation of stock or be approved for quotation of its common stock on NASDAQ Capital Markets by the deadlines imposed under the Barrister Agreement and that occurrence would allow the Barrister Members, if they act jointly, to rescind the Exchange and terminate CoJax’s ownership of Barrister.

With the specter of a post-Exchange rescission, investors may not invest in CoJax and lenders or other investors are more likely to refuse to provide funding to CoJax or Barrister due to the uncertainty of continuity of operations as CoJax-Barrister.  Further, rescission of the Exchange could expose CoJax and Barrister to potential liabilities from following lawsuits or other legal proceedings: (1) public CoJax shareholders suing and alleging the rescission violates fiduciary duties of management, (2) CoJax or Barrister being sued over liabilities resulting from the rescission of the Exchange, and (3) third party lawsuits based on the rescission of the Exchange causing breaches of contractual obligations of CoJax, Barrister or CoJax-Barrister, which third parties could include vendors, suppliers, contract workers or customers. CoJax could also face possible environmental liabilities over Barrister operations while CoJax was the sole Member of Barrister.

Any rescission of the Exchange would result in Barrister no longer being an operating subsidiary of CoJax and, as such, CoJax losing its oil exploration and production operations and revenues and Barrister Oil Rights. Rescission of the Exchange may also impose additional transaction, legal, and accounting costs on CoJax, which costs could be significant or beyond the immediate ability of CoJax to pay.

The Barrister Agreement was consummated on November 17, 2020. CoJax assumed a $2.7 Million Promissory Note issued by Barrister to acquire Barrister Oil Rights - the “Assumed Debt.”  The Assumed Debt is secured by the Barrister Oil Rights and evidenced by a promissory note issued to C.O.P., who was the prior owner of those rights. The Assumed Debt is due and payable in a lump sum on July 1, 2021 (maturity date). On November 17, 2020, upon the consummation of the Exchange, CoJax assumed the Assumed Debt. CoJax needs to raise money or restructure the Assumed Debt to avoid a default under the promissory note for the Assumed Debt and do so by July 1, 2021. A default under the promissory note could result in litigation causing the bankruptcy or insolvency of CoJax-Barrister.  Any default on the Assumed Debt could result in the levy on and subsequent loss of Barrister Oil Rights. There is no assurance given that CoJax can pay off or restructure the Assumed Debt and avoid the potentially catastrophic financial consequences of a default.  The raising of funds to pay off the Assumed Debt is a potentially daunting task under current and projected economic and oil industry conditions imposed by the ongoing COVID-19 pandemic and disruptive impact of possible production disputes among members of OPEC (especially Saudi Arabia and Russia), both of which cause erratic and depressed global and domestic market prices for oil.  The drop in consummation of oil due to the COVID-19 pandemic has also resulted in oil inventory surpluses that have lowered the global and domestic market price for oil.  It is uncertain if C.O.P. would agree to restructure the Assumed Debt as of the date of this Annual Report or prior to maturity date of the promissory note.  There is no certainty about when the adverse impact of the COVID-19 epidemic will end, especially since some U.S. Government health officials have stated that an effective vaccine may not be widely available until mid or late 2021. Neither CoJax nor Barrister has the funds, liquid assets, or funding commitment to pay off the Assumed Debt as of the date hereof. There is a substantial risk of business failure posed by the Assumed Debt to CoJax if CoJax assumes it and if the Assumed Debt cannot be paid off or restructured prior to July 1, 2021.

The Assumed Debt could impose other risks on CoJax and CoJax-Barrister, including, but not limited to:

•Increasing its vulnerability to general adverse economic and industry conditions by making CoJax-Barrister less financially attractive to lenders and investors or increasing the lending or investment risk of CoJax-Barrister to a point where it fails to meet lending criteria or investor risk limits;

•Limiting its flexibility in planning for, or reacting to, challenges and opportunities, and changes in its businesses and the markets in which it operates, by limiting cash available for revenue-generating operations or acquisition of new oil exploration and production leases and rights;

•Limiting its ability to obtain additional, necessary financing to funding for working capital, capital expenditures, acquisitions, and debt service requirements and other financing needs; and

•Placing it at a competitive disadvantage to competitors that have less debt or greater cash flow and are seeking oil-drilling/production financing or funding.

CoJax senior officers are not experienced in the management of oil and gas exploration and production operations and may be inadequate or ill-equipped to successfully manage a public company with oil drilling and production operations. While CoJax’s senior officers are experienced business executives and Jeffrey Guzy, CoJax’s sole director and Chief Executive Officer, has prior experience as an executive for public companies and as a director of public companies, and Mr. Guzy was previously a senior executive of a private company that owned C.O.P., he was not involved and is not experienced in the daily operational management of oil exploration and production operations.  The oil and gas production industry presents unique challenges to the management of a public company in that industry. Such challenges include understanding the complex federal, state and local regulations and laws governing or affecting oil and gas drilling and production; understanding the complexities of selling crude oil in the global crude oil market, including hedging strategies; successfully developing a small oil drilling and production company in any industry with numerous domestic and foreign competitors, most of whom have significantly greater: financial resources; market share and power; distribution channels; production and storage capacity as well as far greater oil reserves under control or ownership;  more experienced and numerous management and operations personnel; access to necessary drilling and production equipment; ability to navigate and hedge against erratic global market for crude oil; financial reserves that allows the competitor to survive suspension of operations and inability to sell oil production at all or at a price that generates acceptable profit margins; influence over customers, distributors of oil, regulators and legislators; and ability to successfully plan and prepare for changes in oil and gas industry due to: emergence of non-fossil fuel means of transportation, especially electric power vehicles; legislative and regulatory changes caused by concerns over global warming and pollution in general and a desire to reduce use of fossil fuels, especially oil; impact of COVID-19 pandemic in 2020 and 2021 and future years if COVID-19 is a reoccurring or seasonal virus without an effective, long lasting vaccine; emergence of new virus pandemics with greater lethality and contagion than COVID-19; changes in political party in control of Executive and Legislative Branches of the U.S. Government and their legislative and regulatory agenda for oil and gas and climate control; and other future circumstances or developments that are not foreseeable as of the date of this Annual Report.

Since none of the CoJax senior officers are experienced in management of oil exploration and production companies, CoJax management will rely on the guidance of Jeffrey Delancey, who is a member of Barrister on a part-time basis and is an experienced oil exploration and production executive at the public company level.  Further, CoJax will rely on experienced contractors, like C.O.P., and Barrister’s other principals to conduct CoJax-Barrister’s day-to-day oil drilling and production operations.  This reliance on Barrister principals and contractors, especially with Mr. Delancey and other Barrister principals not being working on a full-time basis on Barrister matters, makes CoJax vulnerable to the adverse impact of the loss Mr. Delancey’s experience and participation in management.  None of the other principals of Barrister may be suitable or willing to replace Jeffrey Delancey as an operational manager of Barrister, especially since they have other business obligations and. interests. If CoJax expands oil production or acquires new oil exploration and production rights and leases, then CoJax-Barrister would in all likelihood have to engage additional, experienced contractors or employ a full time oil drilling and production operational executive or manager to handle the increased oil drilling and production.  The funds for an expanded management team would have to come from the net proceeds of the public offering or other funding sources. If CoJax and Barrister do not engage adequate, experienced managers and officers when and if oil production expands, this deficiency may adversely impact the ability of CoJax and Barrister to manage its operations. As such, CoJax and Barrister management may be unable to efficiently manage and operate any expanded, significant oil production and CoJax-Barrister may not develop a profitable, sustainable oil production business.

We do not have sufficient to fund all of the necessary working capital needs of CoJax and CoJax-Barrister. CoJax estimates that it requires at least $500,000 for CoJax overhead in 2021, including estimated insurance premiums, accounting/legal costs and personnel costs, NASDAQ Capital Market fees.  Based on anecdotal evidence and industry sources, CoJax believes that establishing a deep drilling rig will cost at least $60,000 and drilling to 10,000 feet will cost at least $2,200,000.  Actual costs may exceed these estimates due to changing economic, market, regulatory and other conditions and factors.  This Offering may not produce sufficient working capital for CoJax-Barrister working capital needs unless the entire 6 million Shares are sold and sold in time to fund working capital needs as they arise. If the public offering fails to raise sufficient funding, CoJax-Barrister will be forced to seek other funding, which funding, especially debt financing, may impose restrictions on operations or be so costly as to severely limit potential profitability of CoJax-Barrister oil production, or be unavailable in sums and in time to meet CoJax-Barrister’s needs.  The initial public offering of CoJax failed to raise any working capital. If the current offering fails to raise sufficient working capital as needed, CoJax may be unable to fund the expansion of Barrister oil drilling operations or pay for CoJax’s operating costs.

CoJax has no operating history with revenue-generating operations, and Barrister has a limited history of owning and operating oil and gas exploration and production operations.  CoJax was formed in 2017 and has never had any revenue-generating operations. Further, Barrister’s drilling operations are minimal and commenced in 2019.  There is insufficient operating history for an investor to adequately evaluate these companies as an oil and gas production company, either combined or as separate entities. While Barrister Oil Rights have a longer history of production, that history was minimal in terms of production and does not reveal the potential oil production and profitability of Barrister Oil Rights. The lack of operating history increases the risk of investing in the Shares.  Further, the lack of a more extensive operating history may discourage lenders or funding sources from providing working capital to CoJax or Barrister.  There is no assurance that the Barrister Oil Rights will produce oil on a profitable basis, even with deep drilling rigs.  Investors should carefully consider the lack or operating history of CoJax and Barrister and the lack of any significant oil production from the Barrister Oil Rights prior to making an investment decision about the Shares.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.  As an early development stage company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational, and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational, and management resources. The failure to continue to upgrade our technical, administrative, operating, and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers, and other professionals in the oil and natural gas industry, whether as contractors or employees, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  Our ability to succeed depends in part on the ability of CoJax and Barrister management to handle any growth in oil drilling and production and add qualified personnel and retain qualified personnel as any growth requires to competently manage the growth.  If we are unable to manage growth and its challenges, then CoJax-Barrister may never be a profitable or sustainable enterprise.

We may incur losses as a result of title defects in the properties in which we invest.  It is the normal practice in oil and gas exploration industry for the person or company acting as the operator of the oil rig or well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in the assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

Under the C.O.P. Agreements, Barrister had until August 31, 2019, to assert any title defects for the Barrister Oil Rights, and Barrister asserted no such title defects.  If there are title defects to the Barrister Oil Rights, then Barrister has effectively waived the right to object and would have no recourse for the financial consequences of any title defects. As such, CoJax may have no recourse if the Barrister Oil Rights have any title defects that prevent oil exploration and production.

With respect to future acquisitions of oil and gas exploration and production rights and leases after the acquisition of Barrister, if any, those rights and leases may not produce oil as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire or obtain protection from sellers or lessors against such liabilities. Acquiring oil and natural gas exploration and production rights and leases requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential environmental and other liabilities. This review will not necessarily reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller or lessors for liabilities created prior to our purchase or lease of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.  These risks could render unprofitable our drilling operations and significantly impact the overall financial performance and condition of CoJax-Barrister.

CoJax-Barrister needs additional working capital to fund the expansion of drilling operations to progress beyond a subsistence level of oil-based revenue.  Small independent oil producers like CoJax-Barrister often experience an inability to obtain affordable debt or equity financing for expanding oil production due to limited collateral and limited oil production and revenues from operations.  Under the chaotic market conditions for oil in 2020 to date, CoJax and Barrister may be unable to obtain funding for the growth of drilling operations in 2021.

Obtaining financing, including the costs of such financing, will be dependent on numerous factors, including:

•general economic and capital market conditions, including the then-prevailing interest rate environment;

•credit availability from banks and other financial institutions willing to lend to small oil producers and willing to accept oil reserve estimates without actual corresponding oil production, or willing to lend without hard assets as collateral;

•investor confidence in us and our ability to increase oil production from the operating assets;

•our financial performance, especially our cash flow and profitability from operations or lack thereof;

•our level of any of our indebtedness and our compliance with covenants in debt agreements for such financing;

•attaining and maintenance of acceptable credit ratings or credit quality;

•availability of government financial assistance, including COVID-19 pandemic funding; and

•provisions of tax and securities laws that may impact raising capital.

If we are unable to fund our working capital requirements, we may be required to curtail or suspend any existing operations relating to the exploration and development of oil, which in turn could lead to a possible loss of rights or leases to explore for oil and a decline in our oil reserves, or we may be otherwise unable to implement our business development plan, complete acquisitions or take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on any future production, revenues, and results of operations.

CoJax’s Business Plan may not succeed, and CoJax may be unable to attain funding for an alternative business plan.   CoJax’s business plan is to acquire oil exploration and production rights and leases in Gulf States Drilling Region with reserves that have not been extensively exploited, attain funding for enhanced exploration and production, and then use the cash flow from existing operations to seek new oil exploration and production rights and leases to exploit.  This bootstrap approach to progressing from an early development stage company to a small oil and gas production company with growing, profitable operations is subject to failure if affordable, adequate and timely funding is not attained or if CoJax acquires oil exploration and production rights and leases with reserves that prove to be unprofitable due to drilling costs, dry holes or market conditions for crude oil. An engineering reserve report does not mean that the projected reserves exist in stated amounts or can be profitably produced and sold. Further, the global demand for oil may decrease due to a number of factors beyond CoJax’s control or ability to foresee.

We are entering a highly competitive and highly capital-intensive industry, and any oil production may be insufficient to fund, sustain, or expand revenue-generating operations.   The oil drilling exploration and production business are capital intensive due to the cost of experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance costs; potential liability exposures and financial impact; and risk of unpredictable volatility in oil market prices and predatory pricing by competitors.  Drilling requires an upfront payment of operational costs with no guarantee that actual oil production will cover such expenses.  “Dry” holes for the first and/or second oil wells could deplete any available funding raised by the CoJax-Barrister and render the CoJax-Barrister insolvent.

The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, market oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments.  Neither CoJax nor Barrister has cash flow or cash reserves sufficient to fund more extensive and deep drilling on Barrister Oil Rights.  While CoJax will seek such funding, there can be assurances that CoJax can obtain funding that will be sufficient to fund deep drill wells, which are needed to produce any significant levels of oil production.

Future cash flow from CoJax-Barrister’s operations and access to capital are subject to a number of variables, including:

•the market prices at which our oil production is sold;

•our proved reserves;

•the level of hydrocarbons we can produce from any future oil wells;

•our ability to acquire, locate and produce new oil reserves;

•the levels of our operating expenses;

•reduction and stabilization of the impact of COVID-19 pandemic’s ongoing disruption of and reduction in the U.S. and global demand for oil, and reduction of COVID-19 pandemic’s significant disruption and depression of U.S. and global economic activity.  These improvements may only come with the development of an effective, widely available vaccine and that development may not occur until 2021, if at all;

•greater availability of funding for oil exploration, which funding has always been challenging to obtain without a proven track record of profitable oil production; and

•our ability to obtain and then borrow under any loan or revolving credit facility and, when and if our common stock is publicly traded, our ability to access the capital markets. Without quotation of the common stock on NASDAQ Capital Market and primary market maker or institutional investor support, our common stock may not reach market prices that allow us to capitalize on the public equity markets for needed funding.

Due to our contractor model of operations, we will be vulnerable to any inability to engage or retain qualified operational personnel for new or existing drilling operations. Loss of key operational personnel could cause suspension of any expanded drilling operations.  CoJax’s and Barrister’s operation plan depends on a teaming/contractor approach to operate oil rigs.  CoJax and Barrister may be unable to locate or retain a sufficient number of qualified independent contractors to operate a new or existing oil rigs.  Finding and engaging qualified independent contractors will be essential to commencing, expanding, and sustaining drilling operations. Since CoJax-Barrister will, in all likelihood, depend on one or two new oil rigs at the start of operations after raising sufficient working capital, any inability to engage or retain qualified independent contractors would be potentially fatal to our efforts to establish increased revenue-generating operations. The use of independent contractors also poses the risk of such personnel leaving for more lucrative opportunities with competitors or other oil producers. Many of our competitors can afford more lucrative compensation packages for qualified personnel. We lack the resources to effectively compete against larger competitors for operational personnel, especially against competitors with liquid public markets for their capital stock and the ability to offer attractive stock-based incentive compensation.

The loss of key personnel by CoJax-Barrister, including operational personnel of COP used to manage Barrister’s oil production business, or COP’s refusal to continue to manage Barrister oil  drilling and production, could undermine the ability of CoJax-Barrister to manage operations and implement the CoJax business plan.

Neither CoJax nor Barrister have key-man insurance or the available cash to easily employ or engage experienced, full time outside senior management personnel.

If Barrister produces oil on a more extensive and regular basis from enhanced drilling operations, the marketability of oil production will be dependent upon transportation and other facilities, certain of which Barrister does not control. If these facilities are unavailable, our operations could be interrupted, and our revenues reduced. The marketability of oil production will depend upon the availability, proximity, and capacity of transportation facilities owned by third parties. Any oil production will be transported from the wellhead to gathering systems. The oil is then transported by the purchaser by truck or other means to a transportation facility. Neither CoJax nor Barrister will control most of these third-party transportation means and facilities, and access to them may be limited or denied. If in the future, CoJax-Barrister is unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, it may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil produced, would materially and adversely affect CoJax-Barrister’s efforts to attain or sustain revenues from operations and improved future financial condition and results of operations.

With any expanded oil exploration and drilling, CoJax-Barrister will eventually need to replace existing oil reserves with new oil reserves and develop those oil reserves. Failing that, oil reserves and production will decline, which would adversely affect future cash flows and results of operations. Once CoJax-Barrister starts increased oil production, then producing oil reservoirs generally will be characterized by declining production rates that vary depending upon oil reservoir characteristics and other factors. Unless CoJax-Barrister conducts successful ongoing exploration and development activities or continually acquires properties containing proved reserves, proved reserves would decline as those reserves are produced. Future reserves and production, and therefore future cash flow and results of operations, are highly dependent on the success in efficiently developing current reserves and economically finding or acquiring additional recoverable oil reserves. CoJax-Barrister may not be able to develop, find, or acquire sufficient additional reserves to replace our current and future production. If they are unable to replace current and future oil production, the value of existing reserves will decrease, and business, financial condition, and results of operations would be materially and adversely affected.

Seismic studies do not guarantee that oil or hydrocarbons are present or, if present, will produce in economic quantities.  Oil exploration and production companies, like Barrister, rely on seismic studies to assist in assessing prospective drilling opportunities on oil and gas properties, as well as on properties that a company may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or, if present, will produce in economic or profitable quantities.

A substantial percentage of Barrister’s proved reserves consist of undeveloped reserves. As of the end of the 2020 fiscal year, approximately 95% of Barrister’s proved reserves were classified as proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on Barrister’s results of operation.

 Drilling for and producing crude oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition, or results of operations. CoJax-Barrister’s drilling and operating activities will be subject to many risks, including the risk that CoJax-Barrister will not discover commercially productive reservoirs or dry wells. Drilling for crude oil can be unprofitable, not only from dry holes but from productive wells that do not produce sufficient revenues to return a profit. Any future drilling and production operations may be curtailed, delayed, or canceled as a result of other factors, including the following:

•unusual or unexpected geological formations and miscalculations;

•fires from drilling or transport of oil or gas;

•explosions and blowouts;

•pipe or cement failures or breakdown or malfunction of oil drilling equipment;

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

•other facility or equipment malfunctions;

•unexpected operational events, especially the need to drill significantly deeper than originally contemplated or finding, despite an engineering study to the contrary, that the drilling site is a dry hole that produces no appreciable amounts of oil or no oil;

•shortages of skilled personnel or unexpected loss of key drilling and production workers, especially as a result of COVID-19 pandemic, which pandemic is significantly affecting the entire Gulf States Region as of the date of this Annual Report;

•shortages or delivery delays of equipment and services;

•compliance with environmental and other regulatory requirements and any unexpected remedial requirements for violations of environmental or other regulatory requirements;

•changes in laws and regulations and the impact of those changes on us;

•environmental rights group activism and activities by non-governmental organizations to restrict the exploration, development, and production of oil and natural gas so as to minimize emissions of greenhouse gases or “GHGs”;

•natural disasters, like hurricanes and tropical storms (common events in Gulf States Drilling Region), flooding, tornadoes, earthquakes, or lightning strikes;

•vandalism, theft, acts of terrorism, or other interference in operations; and

•litigation that directly or indirectly hinders or suspends drilling operations, or regulatory action over missing, expired or defective permits or licenses; and

•loss of key operational personnel.

Any of these risks can cause substantial losses, including personal injury or loss of life; severe damage to or destruction of property and equipment as well as oil transportation facilities; pollution or other environmental contamination, and resulting remedial or clean-up responsibilities and repairs to resume operations; and regulatory fines or penalties. Insurance against all operational risks may not be available to CoJax or Barrister, or not affordable for either company.  Additionally, Barrister and CoJax may elect not to obtain insurance if they believe that the cost of available insurance is excessive relative to the perceived risks presented. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on CoJax’ or Barrister’s business activities, financial condition, and results of operations.  Presently, CoJax and Barrister do not have insurance for operational or general liabilities.  CoJax intends to purchase overall liability insurance when it has sufficient funds. We may not be able to afford insurance covering drilling, production, and storage of oil and establishing oil rigs unless we receive sufficient funding from this Offering and possibly other funding sources. Barrister has operated on the assumption that it would be able to self-fund any liabilities, which assumption is based on nominal production of oil.   This assumption may be untenable with any significant expansion of drilling.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget. CoJax-Barrister may encounter an increase in the cost of securing needed drilling rigs, equipment, and supplies. Larger producers may be more likely to secure access to such equipment by offering more lucrative terms.  If CoJax-Barrister is unable to acquire access to such resources or can obtain access only at higher prices, its ability to convert oil reserves into cash flow could be delayed, and the cost of producing from those oil reserves could increase significantly, which would adversely affect results of operations and financial condition.  Barrister’s current drilling operations are limited, and availability of essential drilling assets may not become a risk factor until such time as CoJax-Barrister increases drilling operations.

Oil prices are volatile.   Any sustained decline in oil market prices could adversely affect CoJax-Barrister’s business, financial condition, and results of operations and its ability to meet capital expenditure obligations and financial commitments. The prices CoJax-Barrister receives for oil production will heavily influence revenues, any profitability, access to capital, future rate of growth, and carrying value of oil production properties. Oil is a commodity, and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. Lower commodity prices may reduce cash flows and borrowing ability. If CoJax-Barrister is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves will be adversely affected. If drilling operations are curtailed, then CoJax-Barrister may be unable to continue to hold leases and drilling rights that are scheduled to expire, which may further reduce oil reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

Historically, oil prices have been volatile due to sensitivity to political and economic developments or crises. The prices CoJax-Barrister receives for oil production, and the levels of oil production, depend on numerous factors beyond CoJax-Barrister’s control, which include the following:

•worldwide and regional economic conditions impacting the global supply and demand for oil and the impact and duration of the effect of the COVID-19 pandemic in the U.S. and elsewhere.  The continuing spread of COVID-19 pandemic, especially in the Gulf States Region, will negatively impact the U.S. economy, demand for oil, and ability to operate oil drilling rigs.  The COVID-19 pandemic has the potential to undermine CoJax plans to try to establish a sustainable oil production business in 2021.  Any vaccines may prove ineffective or providing a limited immunity period.  Further, the COVID-19 virus may cycle in waves or become a seasonal threat to U.S. and other parts of the world (according to U.S. Government medical experts);

•the price and quantity of foreign imports of oil and impact on U.S. oil producers;

•political and economic conditions in or affecting other oil-producing regions or countries, including the Middle East, Africa, South America and Russia, which can affect global oil market price;

•actions of the OPEC, its members and other state-controlled oil companies relating to oil price and production controls, especially production disputes between Saudi Arabia and Russia, who often have differing goals;

•the level of global exploration, development, and production of oil;

•the level of global oil inventories – COVID-19 pandemic has been creating surpluses in oil inventories;

•prevailing prices on local price indexes for oil in the area in which Barrister operates and sells;

•the proximity, capacity, cost, and availability of oil gathering and transportation facilities;

•localized and global oil supply and demand fundamentals and transportation availability;

•the cost of exploring for, developing, producing and transporting oil which cost may go up due to oil storage surpluses created by COVID-19 pandemic;

•weather conditions and other natural disasters, and storms in the Gulf States Drilling Region appear to increase in intensity due to global warming and in the past five years;

•technological advances affecting oil consumption, especially the growing production of electric-powered cars, trucks, and buses;

•the price and availability and consumer demand for alternative fuels to oil and reduction in use of products that are made from oil, especially certain plastics, which demand is fueled by environmental concerns;

•expectations about future commodity prices, which is unpredictable due to inability to forecast the duration and scope of impact of COVID-19 pandemic;

•climate control legislation that increases the cost and lowers the demand for oil by providing incentives and tax benefits for use of non-oil fuels, reducing tax allowances and increasing tax on use of oil-based fuels and imposing limits on use of oil-based fuels; and

•impact of existing U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Conservation measures and technological advances could reduce demand for oil. Fuel conservation requirements,  development and industry trend towards electrical motor vehicles and trucks (coupled with improvements in the economy and performance of electrical vehicles); alternative fuel requirements, increasing consumer demand for “green” alternatives to oil, technological advances in fuel economy and energy generation devices will in all likelihood reduce ongoing demand for oil. The impact of the changing demand for oil may have a material adverse effect on CoJax-Barrister’s business, financial condition, results of operations, and cash flows.  Growing global and U.S. public support for climate control laws and actions, a shift caused by mounting scientific evidence of the legitimacy of concerns about the devastating potential of unchecked global warming caused by fossil-fuel use,  will also in all likelihood impose a legal or regulatory environment hostile to oil use.  While the current administration in the White House has sought to roll back or eliminate conservation and environmental restrictions and burdens on fossil fuel industries, the courts have blocked some of those efforts, and private sector development of new technologies, like electric-powered vehicles, continues a trend to reduce reliance on oil in some industrial sectors.

Any oil exploration and production operations that we acquire, including Barrister, may not be able to keep pace with technological developments in the oil and gas industry.  The oil and gas industry are characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. Fracking is one example. As others use or develop new technologies, any oil exploration and production operations that we may acquire may be placed at a competitive disadvantage, or competitive pressures may force us to implement those new technologies at substantial costs. In addition, oil companies may have far greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may, in the future, allow them to implement new technologies before any of our acquired operations can. We or any acquired oil exploration and production operations may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies that any acquired oil exploration and production operation uses were to become obsolete and that operation could not use the most advanced commercially available technology, the operation’s business, financial condition, and results of operations could be materially adversely affected.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations. Oil and gas exploration and production companies have become increasingly dependent on digital or online or wireless technologies to conduct certain exploration, development, production, and financial activities. If any oil and gas exploration and production operation that we acquire depends on digital, online, or wireless technology to estimate quantities of oil and gas reserves and management oil production and distribution, then its process and record financial and operating data, seismic and drilling information, and communications with its employees and third-party partners will be vulnerable to cyber-attacks or hacking or malware infection. Unauthorized access to seismic data, reserves information, or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. While Barrister has not experienced cyber-attacks, there is no assurance that Barrister or other acquired operations will not suffer such attacks and resulting losses in the future. The limited operations of CoJax and Barrister and resulting limited reliance on digital, online, and wireless technologies have reduced the level of cyber-attack risks, but, as CoJax-Barrister operations expand,  the reliance on digital, online, and wireless technologies will increase and exposure to cyber-attack will increase.  CoJax-Barrister will have to fund and develop enhanced technological and internal control protections against heightened risk of cyber-attacks. Further, as cyber-attacks continue to evolve, any acquired operations may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber-attacks.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation. Possible elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production could be eliminated in the future. If enacted into law, any such proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes may include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) increasing the amortization period for certain geological and geophysical expenditures paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase our tax liability and negatively impact our financial condition and results of operations.  While the Trump Administration has been focused on eliminating or reducing regulatory burdens on oil and gas exploration and production companies, a change in control of the White House in 2020 could result in a dramatic return to anti-oil regulation and legal requirements.

If we acquire other oil exploration and production operations, and oil and gas prices decrease, we may be required to take write-downs of the carrying values of oil and gas properties. Certain accounting rules may require us to write down the carrying value of any acquired oil and gas properties when oil and gas prices decrease or when we have substantial downward adjustments of any estimated proved reserves, increases in estimates of development costs, or deterioration in exploration results. Once incurred, a write-down of oil and gas properties is not reversible at a later date. Any write-down would constitute a non-cash charge to earnings and could have a material adverse effect on results of operations for the periods in which such charges are taken.

The financial reporting obligations of being a public company in the United States are expensive and time-consuming and may place significant additional demands on our management.  CoJax is subject to public company reporting obligations under the Exchange Act. These obligations include the costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the Jumpstart Our Business Start-Ups Act, consummation of the Barrister Agreement will expand our operations and increase the cost of compliance with the reporting requirements and will make some activities more time-consuming and costlier, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all unless we devote the resources to enhance or adjust internal controls and procedures to match growing operations and growing complexity of underlying financial and accounting work.

Commission Office of the Chief Accountant (“OCA”) issued a statement in April 2020 regarding the importance of high-quality financial reporting in light of the significant impacts of COVID-19 pandemic. The impact of COVID-19 pandemic on public company’s internal controls and systems and additional resources, including increased work by public auditors, will add to the overall cost of operating a public company.

While we intend to acquire basic business liability insurance, we do not currently have insurance.  If and when we acquire insurance, we may not have enough insurance to cover all of the risks we face, and operators of prospects in which we participate may not maintain or may fail to obtain adequate insurance.   While we intend to obtain business liability insurance, the business liability insurance may not cover all potential liabilities. Any liability insurance for Barrister may not cover all liabilities of Barrister. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. We cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. “Material adverse effect” means an impact that could impose liabilities that would substantially tax cash flow or be beyond the ability of CoJax to pay or restructure. The impact of hurricanes in the Gulf States Drilling Region has resulted in escalating insurance costs and less favorable coverage terms.

Oil and natural gas operations are subject to particular hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, and pollution, and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operation. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect, which could have a material adverse effect on our financial condition and results of operations.  Barrister, as an operator of oil drilling operations, faces greater, more varied liability risks than CoJax.  CoJax assumes that the lender for any debt funding of Barrister’s future drilling operations would require adequate insurance coverage for Barrister, and CoJax intends to include insurance coverage for Barrister, subject to the ability of CoJax to pay the premiums for that coverage.

We do not have directors’ and officers’ liability insurance due to the cost. The lack of directors’ and officers’ liability insurance hinders our ability to attract directors and officers. We intend to seek to purchase directors’ and officers’ liability insurance if we have sufficient cash reserves from the net proceeds of this Offering or future funding efforts.  Typically, such insurance costs $100,000 or more per annum, if available. Further, directors’ and officers’ insurance requires that the insured company cover the first $300,000 or more of costs prior to insurance coverage occurring.   This high deductible can be beyond the financial means of a small company and effectively denies the insured company of the benefits of the insurance. If we do not have sufficient cash to purchase directors’ and officers’ liability insurance, our ability to attract and retain qualified officers and directors will suffer, especially in light of the lack of a public market for the common stock and resulting inability to offer incentive compensation to directors and officers. We may be unable to find an insurer willing to provide directors’ and officers’ liability insurance since we are an early stage development company with limited operating history and no revenue generating operations.

CoJax and its wholly owned Barrister Energy, LLC face extensive government regulation and compliance requirements imposed by numerous federal, state, and local laws and regulations governing oil and gas exploration, production, and transportation.   This regulatory scheme also poses the risk of government civil and criminal actions and private citizen civil lawsuits against Barrister or CoJax or both companies. CoJax and Barrister, as small early-stage development companies, could be driven in bankruptcy, liquidation or dissolution by government or private plaintiff legal proceedings or by any sanctions, fines, penalties or money judgments or awards imposed for violation of a variety of federal, state, and local laws and regulations governing oil and gas operations.  While CoJax intends to use some of the net proceeds of this Offering to acquire liability insurance, the Company may be unable to attain such insurance coverage or attain adequate insurance coverage or to establish any cash reserve for all possible liabilities and legal proceedings. Even a baseless or frivolous regulatory action or private plaintiff legal proceeding could, by the cost of the defense, undermine and cause the failure of CoJax-Barrister.

Any oil and gas exploration and production operated by CoJax-Barrister are or may become subject to numerous environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, and local levels. The more significant of these environmental and occupational health and safety laws and regulations include the following:

•The U.S. Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the Environmental Protection Agency or “EPA” has relied upon as authority for adopting climate change regulatory initiatives relating to Green House Gases or “GHG” emissions.

•The U.S. Federal Water Pollution Control Act, also known as the federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States.

•The U.S. Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States.

•The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

•The U.S. Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes.

•The U.S. Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through the adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources.

•The U.S. Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories.

•The U.S. Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potentially harmful effects of these substances, and appropriate control measures.

•The U.S. Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas.

•The U.S. National Environmental Policy Act, which requires federal agencies, including the Department of the Interior, to evaluate significant agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment.

•U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

There may also exist regional, state, and local jurisdictions in the United States where CoJax-Barrister operates or may operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Further, environmental and occupational health and safety laws and regulations, including new or amended legal requirements, are expected to have a considerable impact on any expanded CoJax-Barrister operations in terms of compliance costs.

The State of Alabama has extensive operation and licensing laws for oil drilling.  The State Oil and Gas Board of Alabama is a regulatory agency of the State of Alabama with the statutory charge of regulating oil exploration and production, including preventing waste and promoting the conservation of oil and gas while ensuring the protection of both the environment and the correlative rights of owners. This board is granted broad authority in Alabama oil and gas conservation statutes to promulgate and enforce rules and regulations to ensure the conservation and proper development of Alabama's petroleum resources.  CoJax will rely on Barrister consultants and local legal counsel for compliance with state regulatory regime.

Regulatory bodies at the federal, regional, state, tribal, and local levels in the United States as well as internationally and certain non-governmental organizations have been increasingly focused on GHG emissions and climate change issues. The EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the U.S Clean Air Act. Developments in GHG initiatives may adversely affect CoJax-Barrister and other similarly situated companies operating in the oil and gas industry by imposing additional and expensive regulatory compliance requirements.

Barrister acquired certain oil and natural gas properties from COP, and any prior operators’ actions with respect to the management and disposal or release of hydrocarbons, hazardous substances, or wastes were not under Barrister’s control. Under environmental laws and regulations, Barrister and CoJax could incur liability for remediating hydrocarbons, hazardous substances, or wastes disposed of or released by prior owners or operators of Barrister’s Oil Rights. CoJax-Barrister could incur costs related to the for disposal or to which it sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

These environmental and occupational health and safety laws and regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and groundwater. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of Barrister’s activities in a particular area.

There are environmental laws that provide for citizen suits, which allow private entities to act in the place of the government and sue operators for alleged violations of environmental law.

Prior environmental compliance costs by Barrister have not had a material adverse effect on its results of operations, but there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on CoJax-Barrister’s financial and business operation results. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change, and new standards continue to evolve.

Neither CoJax nor Barrister has insurance covering environmental and occupational health and safety risks, and any insurance may not cover penalties or fines that may be issued by a governmental authority.  Both Barrister and CoJax lack insurance to cover potential violations and resulting liabilities for environmental and occupational health and safety laws and regulations as well as claims for damages to property or persons or imposition of penalties resulting from CoJax’s or Barrister’s operations,  and the lack of coverage could have a material adverse effect or cause the failure of Barrister and, if the Barrister Agreement is consummated, of CoJax. CoJax intends to use net proceeds from this Offering to fund purchase of basic liability insurance, but insurance will not cover all liabilities, especially certain environmental liabilities stemming from past acts.

Terrorist attacks aimed at energy operations could adversely affect Barrister’s or any future oil exploration and production business. The continued threat of terrorism and the impact of military and other government action have led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets. The U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks. Any future terrorist attack on facilities used by Barrister or other future oil exploration and production operations, those of such operations’ customers, the infrastructure used for transportation of oil, and, in some cases, those of other energy companies, could have a material adverse effect on Barrister or CoJax.

Barrister has a limited customer base for its oil production due to its limited oil production and operating history.  The cost of and difficulty in expanding the customer base for increased production from the Barrister Oil Rights is unknown.  We can only determine the cost and difficulty of expanding Barrister’s customer base based on actual oil production and then current market conditions and demand for oil.  As such, we cannot predict the cost and ease or difficulty of selling increased oil production from Barrister Oil Rights.  This unknown factor in commercially exploiting any increased oil production from the Barrister Oil Rights increases the risk of investing in the shares of the Company because it renders uncertain a key factor in future profitability of CoJax-Barrister.

RISKS RELATED TO OUR COMMON STOCK

No public market and no liquid public market may develop for our common stock. Our common stock is not authorized for trading or quotation on any national securities exchange or national quotation system. Our common stock is not quoted on the Pink Sheet or Gray Market of the over the counter market. While we intend to seek approval for quotation of our common stock on the NASDAQ Capital Market, we do not meet the requirements for quotation of the common stock on the NASDAQ Capital Market as of the date of this Annual Report, and there is no guarantee that we will be able to meet the requirements for quotation of the common stock on NASDAQ Capital Market or will be approved for quotation of our common stock on the NASDAQ Capital Market or any other public stock market.  Even if our common stock is quoted on a national securities exchange or national quotation system, the lack of primary market makers and institutional investors may cause the public market for our common stock to have limited or no liquidity and investors may be unable to trade shares of common stock when desired and in desired numbers.

When and if the common stock trades on a public market, our stock price may be volatile, and the value of any investment in our common stock may decline or never appreciate. If the common stock publicly trades, then the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. We may lack the primary market makers and institutional investors that protect a stock from volatility due to day trading or other manipulative practices. Our common stock will likely be a “penny stock” (as defined under Commission rules) and be rejected by broker-dealers for deposit or trading. “Penny stocks” are often deemed too risky for many institutional investors and individual investors.

In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report, these factors include:

•our operating performance and the operating regulations affecting our business;

•changes in our board of directors or management;

•the publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts, or the lack of such coverage for our common stock;

•public reaction to our press releases, other public announcements, and filings with the SEC, including related to new services or functionalities or announced or completed acquisitions;

•changes in accounting standards, policies, guidelines, interpretations or principles;

•any sales of shares of our common stock by us or our existing shareholders;

•Overall market and market price for our oil;

•The extent of or lack of market support from broker-dealer market makers and institutional investors; and

•General political and economic conditions.

The stock market in general, and the market for oil and gas production companies in particular, have experienced extreme price and volume fluctuations in 2019 and 2020, which have often been unrelated or disproportionate to the operating performance of those companies. The worldwide market for crude oil is volatile and subject to wide swings based on news of political or international crises, OPEC member disputes, unilateral actions of major oil producers like Saudi Arabia and Russia, or economic news.  Broad market and industry factors may seriously affect the market price of our common stock if it publicly trades and regardless of actual operating performance. When and if our common stock is publicly traded, and when we have public investor shareholders, then securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This form of litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources, and harm our business, operating results, and financial condition.  We do not have a reserve for litigation, and we may be unable to afford any extended litigation.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.  We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years. However, circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31st, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, and our common stock is publicly traded, then there may be a less active trading market for our shares of common stock, and our share price may be more volatile or depressed.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to receive the reduced disclosure benefits of the JOBS Act.

Investors will experience dilution of their ownership interest due to the future issuance of additional shares of our common stock. We are in a capital-intensive business and may not have sufficient funds to finance the growth of our business, future acquisitions, or to support our projected capital expenditures. In the future, we intend to issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of our common stock offered hereby. Under our certificate of incorporation, we are authorized to issue 300,000,000 shares of common stock and 50,000,000 shares of preferred stock with preferences and rights as determined by our Board. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in future public offerings or private placements for capital raising purposes or for other business purposes, potentially at an offering price, conversion price or exercise price that is below the trading price of our common stock.

The lack of securities analyst industry coverage of our common stock could adversely impact its market value. If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, and if the common stock is publicly traded, then the stock price and trading volume of our common stock could decline – perhaps dramatically.  The trading market for our common stock, if it develops, will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the stock price or trading volume of our common stock to decline.  As an early-stage development company, even with the acquisition of Barrister, it is unlikely that we will be the subject of securities analyst industry coverage until we become profitable and have an active, liquid public market for our common stock, which status may never be attained by our company or our common stock.

If a public market develops for our common stock and if our common stock does not trade above $5.00 or stays below $5.00 per share, then FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock. FINRA has adopted rules that relate to the application of the SEC’s penny stock rules in trading securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities (being ones below $5 per share) to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock (when and if it is publicly traded). Further, many brokers charge higher transactional fees for penny stock transactions. As a result of the foregoing issues, fewer broker/dealers will be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.  Many brokerage firms will not accept “penny stock” stocks for deposit due to the administrative costs and potential liability exposure inherent with “penny stock” stock. Investors may be unable to deposit shares of common stock in brokerage accounts.  Further, we have not qualified the common stock for electronic transfer by Deposit Transfer Corporation or “DTC,” and the lack of electronic transfer will further hamper the ability of investors to transfer their shares of common stock.  Investors may be frustrated in trying to trade or deposit their shares of common stock until the common stock is qualified for quotation on NASDAQ Capital Market, if ever.  Being a “penny stock” would render our common stock unattractive to many investors.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect, when and if our common stock publicly trades, on the trading price of our common stock.

There is no assurance that CoJax common stock will be approved for quotation on the NASDAQ Capital Markets.  Even if qualified to be approved for quotation of its common stock, CoJax common stock may not be approved for quotation since the approval is at the discretion of NASDAQ, and NASDAQ may rely on a number of reasons to deny quotation on NASDAQ Capital Market.  CoJax has no plans to seek quotation of its common stock on The OTC Markets Group, Inc. Even if quoted on the NASDAQ Capital Market, CoJax commons stock will not have a liquid market reflecting fair market value of the common stock without adequate primary market maker, and institutional investor support, which support does not exist as of the date of this Annual Report and may not develop in the future.

We may issue shares of preferred stock that could adversely affect holders of shares of our common stock.  If we issue shares of preferred stock in the future that have a preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue shares of preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of holders of shares of our common stock or the trading price of shares of our common stock, when and if public traded, could be adversely affected.

We do not intend to pay dividends on our common stock, and our ability to pay dividends on our common stock is restricted. We have not historically paid a dividend on our common stock, cash or otherwise, and do not intend to do so in the foreseeable future.  Any future dividends also may also be restricted by any loan or debt agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We rent our principal executive offices at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, under a month-to-month lease and for a monthly rental of $50.  This office space is deemed adequate for current needs of our executive management and corporate headquarters.  We have no other offices.  We believe that this property is sufficient for our current and proposed business.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for our shares.

Holders of Common Stock

As of May 13, 2021, there were 41 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

There were no other sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act or reported on a Current Report on Form 8-K filed by the Company.

Securities Authorized for Issuance Under Equity Compensation Plan

CoJax has an equity compensation plan. No shares have been issued as of the date of this Current Report.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in elsewhere in this Annual Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Overview

We were incorporated on November 13, 2017, under the laws of the Commonwealth of Virginia in order to acquire, fund, and operate oil exploration and production from assets in the Gulf States Drill Region.

We have no revenue-generating operations as of the date of this prospectus.

We are an early stage corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region.

 We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering, and sale of oil.  While any oil and gas exploration and production leases and rights that we may acquire may produce gas, we do not currently regard gas as a significant revenue source from possible future oil production operations.  The exploitation of gas may change if our oil drilling produces sufficient quantities of gas to warrant its exploitation and sale as a primary business line. These risks include but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, availability of affordable funding, availability of qualified personnel, environmental risks, problems or delays in drilling, other operating risks and regulatory changes, the uncertainty inherent in estimating oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this prospectus. COVID-19 pandemic also imposes a significant risk factor affecting demand for oil, economic conditions, availability of personnel, the ability of workers to work under possible social distancing and mask requirements and demand from consumers and  industries that use oil and oil-based products.  Until there is an effective vaccine, there is no certainty as to the duration, scope, and extent of COVID-19 pandemic’s impact on the oil industry and our company.

Since our inception, we have incurred operating losses. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our proposed oil exploration and production business. These factors raise substantial doubt about our ability to continue as a going concern. We expect to incur expenses and operating losses for the foreseeable future as we seek to implement our business plan.  Due to its limited revenues, the acquisition of Barrister does not remedy substantial doubts about our ability as a going concern. Acquisition of the Barrister Oil Rights does not enhance our asset base for debt financing because the Barrister Oil Rights are secured by a first senior lien held by COP under the COP Agreements. If we do not raise additional working capital, we will not be unable to continue operations, which could result in the rescission of the acquisition of Barrister if that failure occurs prior to the Rescission Deadline and constitutes a trigger event for a rescission of the Exchange.  Loss of Barrister would leave CoJax without any operating assets or revenues. In any liquidation of CoJax, there would not be sufficient assets for distribution of assets or money to CoJax shareholders.  CoJax has been unable to raise additional capital as of the date of this prospectus, other than personal loans by Jeffrey J. Guzy, CoJax’s Chief Executive Officer and Chairman of the Board of Directors, and $53,000 raised in the public offering.

Reserve engineering is a process of estimating underground accumulations of oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil that are ultimately recovered.  When we acquire oil exploration and production leases and rights, we will use oil reserve reports as one factor in deciding whether to drill in the property of a specific oil lease or right.  Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of oil from a drilling site.

Effects of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant contraction in global economic activity, including a decline in the demand for oil and to a lesser extent natural gas.

Our business and operations have been adversely affected by, and may continue to be adversely affected by, the COVID-19 pandemic and the public health response thereto. As a result of the COVID-19 outbreak and the adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have experienced, and may to continue to experience, delays or disruptions.

In addition, our financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing coronavirus outbreak. The timeline and potential magnitude of the COVID-19 outbreak and its consequences are currently unknown. The prolongation or exacerbation of this pandemic could more extensively affect the United States and global economy, including the demand for oil and natural gas.

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility and impacted the price we received for our production, and moreover materially and adversely affected the demand for and marketability of our production. For the Company, this means that production was shut in for some of our wells, and that we held some of our production as inventory to be sold at a later date because we refused to accept the unprecedented and exceptionally low price for our production. Our 2020 results were negatively impacted by the pandemic response. At this time, we expect that our financial results for the first quarter of 2021 may be adversely impacted by our response to, the existence of and the global response to the COVID-19 pandemic.

Also, in March 2020, Saudi Arabia and Russia, along with OPEC producers, failed to agree to cut oil production, and Saudi Arabia significantly cut the sell price of its oil and announced plans to increase production, which events together contributed to a sharp drop in global oil prices. While OPEC, Russia and other allied producers reached an agreement in April 2020, and most recently in March 2021, to reduce production, oil prices remained low until the first quarter of 2021. While OPEC+ producers ultimately agreed to cut global petroleum output, such cut was not enough to offset the impact of COVID-19 on 2020 demand. As a result of this decrease in demand and increase in supply, oil and natural gas prices decreased, which affected our liquidity. Additionally, with depressed oil and natural gas prices, we incurred a write-down to our oil and gas properties and additional write-downs may be required in future periods if prices decrease from current levels.

The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, caused significant market volatility and a substantial adverse effect on commodity prices during the last two quarters of 2020. The Company expects ongoing oil and gas price volatility over the short-term. The full impact of the coronavirus on oil and natural gas prices continues to evolve as of the date of this report. As such, the full magnitude of such events on the Company remains uncertain. Management is actively monitoring the global situation and its impact on the Company’s future operations, financial position and liquidity in fiscal year 2020.

As a producer of oil and natural gas, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work-from-home arrangements. With these arrangements in place, we have been able to maintain a consistent level of effectiveness, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Although such restraints have relaxed significantly, we may become subject to such constraints if we are not able to sell our production, or certain components of our production. The lack of a market or available storage for natural gas product or oil could result in us having to shut in production.

Results of Operations

Twelve-month period ended December 31, 2020 compared to twelve-month period ended December 31, 2019

Revenues

Revenues were $0 for the year ended December 31, 2020, and $0 in the same period of last year. We are an early stage Company having just acquired our first lease assets. We expect to begin producing revenue in 2021.

General and Administrative Expenses

General and administrative (G&A) expenses were $1,349,653 for the year ended December 31, 2020 compared to $35,169 in the same period in 2019, representing an increase of 3738%, or $1,314,484. The increase was primarily due to the increase of salary expense and accruals of $611,714 and the Barrister acquisition costs of $620,500.

Research and Development Expenses

The Company had no Research and Development (R&D) expenses for the years ended December 31, 2020 and December 31, 2019.

Operating Income

Total operating income was $0 for the year ended December 31, 2020, and $0 for the year ended December 31, 2019.

Net Income

As a result of the above factors, we had a net loss of $1,363,296 for the year ended December 31, 2020 compared to a net loss of $35,169 in the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2020 and December 31, 2019. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey J. Guzy, an officer, and director of the Company.  This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. It has covered just general administration and legal compliance for the Company.

We had cash and cash equivalents at December 30, 2020 of $44,051.

We believe that our working capital on hand, as of the date of this report, will not be sufficient to fund our plan of operations over the next 12 months.  We require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil industry in particular), our lack of operating history, the location of our proposed or future crude oil properties and prices of crude oil on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if oil prices on the commodities markets decline, our revenues from any exploitation of Barrister Oil Rights will likely decrease, and such decreased revenues may increase our requirements for capital.

Debt or equity financing arrangements may not be available to us or may be available only on unfavorable terms. Based on prior experience on seeking funding for drilling on properties without any significant oil production, funding for drilling is challenging to obtain at all or on affordable terms.

Additionally, available forms of funding could be highly dilutive to our existing stockholders and may not provide us with sufficient funds to meet our long-term capital requirements. We may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely affect our financial condition. If the amount of capital we are able to raise from financing activities, together with our revenues from any acquired operations, is not sufficient to satisfy our capital needs, we will be required to reduce operating costs, which are already minimal. That reduction could jeopardize our future strategic initiatives and business plans. We may be required to sell some or all of our acquired properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions, and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy (either liquidation or reorganization under the U.S. Bankruptcy Code).  Any of these actions could result in investors in the common stock losing their investment or failing to realize any appreciation in the common stock from the purchase price.

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2020 and December 31, 2019:

	As of	As of
	Dec 31, 2020	Dec 31, 2019

Current assets	$44,051	$28,189
Current liabilities	1,430,030	71,219
Working capital surplus (deficit)	$(1,385,979)	$(43,030)

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the years ended December 31, 2020 and December 31, 2019, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Net cash provided by (used in) operating activities	$(117,745)	$(26,813)
Net cash provided by (used in) financing activities	133,607	51,502
Cash at beginning of period	28,189	3,500
Net increase (decrease) in cash	$15,862	$24,689

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the periods ended December 31, 2020 and December 31, 2019, net cash used by operating activities was $117,744 and $26,813, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $133,607 and $51,502 for the periods ended December 31, 2020 and December 31, 2019. The net increase was derived from the SBA PPP loan program and the sale of shares.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 of our financial statements for additional information.

Full Cost Method of Accounting. We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs (internal or external) associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

Write-down of Oil and Natural Gas Properties.  Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Our estimates of reserves and future cash flow as of December 31, 2020 and 2019 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2020 and 2019, respectively, in accordance with SEC guidelines.  As of December 31, 2020, our reserves are based on an SEC average price of $45.66 per Bbl of WTI oil posted and $2.51 per MCF natural gas. As of December 31, 2019, our reserves are based on an SEC average price of $62.63 per Bbl of WTI oil posted and $2.88 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

•The quality and quantity of available data;

•The interpretation of that data;

•The accuracy of various mandated economic assumptions; and

•The judgements of the persons preparing the estimates

Our proved reserve information included in this Annual Report was prepared and determined by NOVA Resource Incorporated, independent petroleum engineers. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

All capitalized costs of oil and natural gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns.

In January 2018, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company will use the prospective method to account for current period and future excess tax benefit.

Recent Accounting Pronouncements

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CoJax Oil & Gas Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CoJax Oil & Gas Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses, negative cash flows from operations, and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Haynie & Company

Haynie & Company Salt Lake City, Utah May 13, 2021

We have served as the company’s auditor since 2018

CoJax Oil and Gas Corporation

Consolidated Balance Sheets

As of December 31, 2020, and December 31, 2019

	As of	As of
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$44,051	$28,189
Total current assets	44,051	28,189
Other assets:
Barrister proved property	10,000,000	-
Barrister proved property asset retirement obligation - net	79,802	-
Total other assets	10,079,802	-

Total assets	$10,123,853	$28,189

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,799	$8,890
Accrued interest payable	2,410	329
Accrued M&A expense payable	620,500	-
Notes payable – PPP	49,992	-
Notes payable – related party	127,615	62,000
Accrued salaries and payroll taxes	611,714	-
Total current liabilities	1,430,030	71,219
Long-term liabilities:
Barrister asset retirement obligation	82,149	-
Note payable – Barrister acquisition	2,700,000	-
Total long-term liabilities	2,782,149	-

Total liabilities	4,212,179	71,219

Stockholders’ deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 3,659,001 and 1 shares issued and outstanding, respectively.	36,590	-
Additional paid-in capital	7,281,412	2
Accumulated deficit	(1,406,328)	(43,032)

Total stockholders’ equity	5,911,674	(43,030)

Total liabilities and stockholders’ equity	$10,123,853	$28,189

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

For the years ending December 31, 2020, and December 31, 2019

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Revenues	$-	$-

Expenses:
General & administrative expenses	1,349,653	35,169
Operating expenses	10,215	-
Accretion expenst	2,347	-
Total expenses	1,362,215	35,169

Loss from operations	(1,359,868)	(35,169)

Other income (expense):
Other income – EIDL grant	1,000	-
Interest expense	(2,081)	-
Total other income (expense)	(1,081)	-

Net loss	$(1,363,296)	$(35,169)

Net loss per common share - basic and diluted	$(3.10)	$(35,169)
Weighted average number of common shares outstanding during the period - basic and diluted	440,308	1
See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Cash Flows

For the years ending December 31, 2020, and December 31, 2019

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(1,363,296)	$(35,169)
Adjustments to reconcile Net loss to net cash used in operations:
Amortization of asset retirement obligation	2,347
Accoutnts payable	8,909
Accrued M&A expense	620,500	-
Accrued salaries and payroll taxes	611,714	-
Deferred offering costs – write off	-	7,000
Accrued interest payable	2,081	(78)
Total adjustments to reconcile net loss to net cash provided by operations	1,245,551	8,356
Net cash used in operating activities	(117,745)	(26,813)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	65,615	62,000
Payments on loans payable – related party	-	(10,498)
Proceeds from loans payable – SBA PPP loan	49,992	-
Proceeds from sale of common stock	18,000	-
Net cash provided by financing activities	133,607	51,502

Net increase in cash	15,862	24,689
Cash at beginning of period	28,189	3,500
Cash at end of period	$44,051	$28,189

Supplemental disclosure of non-cash investing and financing activities:
Note payable – Barrister acquisition	$2,700,000	$-
Common stock for Barrister acquisition	$7,300,000	$-
Addition of asset retirement obligation	$82,149	$-
Interest paid, net of capitalized interest	$-	$608

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Stockholder’s (Deficit)

For the years ending December 31, 2020, and December 31, 2019

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,861)
Net (loss) for the Year ending December 31, 2019	-	-	-	-	-	(35,169)	(35,169)
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,032)	$(43,030)
Sale of common stock for cash	-	-	9,000	90	17,910	-	18,000
Shares issued - Barrister acquisition	-	-	3,650,000	36,500	7,263,500	-	7,300,000
Net (loss) for the Year ending December 31, 2020	-	-	-	-	-	(1,363,296)	(1,363,296)
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$7,281,412	$(1,406,328)	$5,911,674

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017.

Nature of Operations

We are an early development stage company, and we have no revenue generating operations. From November 13, 2017, we have been engaged in organizational activities and had no revenue generating operations.  We intend to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) which contemplate continuation of the Company as a going concern.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. During 2020, the Company has acquired Barrister Energy with identified proven or probable reserves and correspondingly expects to be generating revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. As of December 31, 2020, and the year ended December 31, 2019, the allowance for doubtful accounts was $0.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long- lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses as of December 31, 2020 or December 31, 2019.

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2020 or for the year ending December 31, 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Stock-Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Generally accepted accounting principles require measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that they had no uncertain tax positions as of December 31, 2020 or as of December 31, 2019.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any dilutive securities as of December 31, 2020 and December 31, 2019.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

NOTE 5 – ACQUISITION

On November 17, 2020, the Company completed the acquisition of Barrister Energy, LLC and the oil and gas properties of Barrister Energy, LLC, (the “Acquisition”). The acquired properties consist of 700 gross acres and include a 95% average working interest and a 79% average net revenue interest.

The Acquisition was recognized as a business combination whereby CoJax recorded the assets acquired and the liabilities assumed at their fair values as of June 16, 2020, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. Revenues and related expenses for the Acquisition are included in our consolidated statement of operations beginning June 16, 2020. The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant.

The $2.7 million, zero interest, long-term note is payable to Central Operating, LLC at the signing of the Purchase and Sale Agreement on June 16, 2020. The Acquisition payable to be settled through equity was settled at the closing on November 17, 2020 through the issuance of 3,650,000 shares of common stock. The Company incurred $620,500 in non capitalizable acquisition related costs, which were recognized in general and administrative expense during the year ended December 31, 2020.

The Company will continue to evaluate the fair value of the assets and liabilities reflected above and will record any adjustments, if needed, in future periods.

The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Fair Value of consideration given;
Assets acquired:
Proved oil and natural gas properties	$10,000,000
ARO asset	82,149
Liabilities assumed:
Asset retirement obligations	(82,149)
Total Identifiable Net Assets	$10,000,000
(Due to the limited operations of Barrister Energy the proforma consolidated results of operations were not considered material as if the acquisition occurred on January 1, 2019.)

NOTE 6 – LONG LIVED ASSETS

At December 31, 2020 through the Company’s acquisition of Barrister Energy, LLC had leased oil and gas properties assets valued at $10,000,000 and at December 31, 2019, the Company had no other long-lived assets.

NOTE 7 – ACCRUED EXPENSES

At December 31, 2020 and December 31, 2019, the Company had the following accrued expenses:

	December 31, 2020	December 31, 2019
Accrued interest	$2,410	$329
Accrued salaries and payroll taxes	611,714	-
Accrued M&A expenses	620,500	-
Accrued expenses	$1,234,524	$329

NOTE 8 – NOTES PAYABLE

	December 31,	December 31,
	2020	2019

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds were disbursed for salaries and payroll taxes in 2020.	$49,992	$-

The $2.7 million long-term note is payable to Central Operating, LLC at the signing of the Barrister Purchase and Sale Agreement in June 16, 2020.	$2,700,000	$-

Notes payable	$2,749,992	$-

Related Party

The Company is a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2020, and December 31, 2019, notes payable consisted of the following:

	December 31,	December 31,
	2020	2019

On September 1, 2019, the Company's Executive Chairman loaned $42,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2022.	$42,000	$42,000

On November 15, 2019, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2022.	$20,000	$20,000

On February 19, 2020, the Company's Executive Chairman loaned $28,400 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on February 19, 2022.	$28,400	$-

On July 15, 2020, the Company's Executive Chairman loaned $37,215 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest mature on July 15, 2022.	$37,215	$-

Notes payable – related party	$127,615	$62,000

NOTE 9 – RELATED PARTY TRANSACTIONS

For the year ending December 31, 2020, there were four related party transactions (see NOTE 8) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

On January 4, 2021 the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2021 the fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and  payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

For the year ending December 31, 2019, there were two related party transactions (see NOTE 8) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDER’S DEFICIT

Authorized Capital

As of December 31, 2020, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

During the year ending December 31, 2020, the Company accrued 30,000 shares of Series A convertible preferred stock of it’s officers (see NOTE 9). During the year ending December 31, 2019, the Company issued no shares of Preferred Stock.

Common Stock

During the year ending December 31, 2020, the Company issued 3,650,000 at $2.00 per share for the Barrister acquisition and issued 9,000 shares at a share price of $2.00 for cash proceeds. During the year ending December 31, 2019, no shares of Common Stock were issued.

During the years ending December 31, 2020 and December 31, 2019, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the years ending December 31, 2020 and December 31, 2019, the Company did not receive any capital contributions.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2020 and December 31, 2019.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state Virginia. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. The Company is not presently undergoing any tax audits. As of December 31, 2020, the tax years that remain subject to examination are 2020, 2019, 2018, and 2017 for Federal and 2020, 2019, 2018, and 2017 for state.

The Company will apply the federal and state NOL carry-forward in FY 2020 and later years.

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

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$1,363,296	$35,169
Non-deductible expenses	(600,000)	-
Taxable loss	$763,296	$35,169
Expected approximate tax recovery on net loss, before income tax	$160,292	$7,385
Changes in valuation allowance	(160,292)	(7,385)
Income tax	$-	$-

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2020	As of December 31, 2019
Deferred income tax assets:
Net operating losses carried forward	$169,328	$9,036
Less: valuation allowance	(169,328)	(9,036)
Deferred income tax assets	$-	$-

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets.

At December 31, 2020 and December 31, 2019, the Company has incurred accumulated net operating losses in the United States of America totaling $798,465 and $43,032 respectively which are available to reduce taxable income in future taxation years.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2020 and December 31, 2019. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018 for $50 per month. Additionally, the Company has no known contingencies as of December 31, 2020 and December 31, 2019.

Purchase Commitments

The Company has no purchase obligations at December 31, 2020.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2020 and December 31, 2019, the Company had no exposure in excess of insurance.

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

NOTE 13 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, June 15, 2020	$-
Liabilities acquired	82,149
Liabilities incurred	-

Liabilities settled	-
Accretion expense	(2,347)
Balance, December 31, 2020	$79,802

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there no reportable subsequent events to be disclosed beyond the following:

Issuance of Common Shares

On January 4, 2021 the company issued 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition.

On February 23, 2021 the company issued 42,500 shares of common stock to various vendors in settlement of $85,000 in strategic consulting fees.

On February 23, 2021 the company issued 15,000 shares of common stock to various vendors in settlement of $30,000 in board consulting fees.

On February 23, 2021 the company issued 42,500 shares of common stock to various vendors in settlement of $85,000 in accounting consulting fees.

During the first quarter of 2021 the company issued 17,500 shares of common stock for sale of shares for cash.

Issuance of Common Shares to Officers

On January 4, 2021 the Company issued 5,000 shares of common stock to Jeffrey J. Guzy, the CEO.

On January 4, 2021 the Company issued 5,000 shares of common stock to Wm. Barrett Wellman, the CFO.

Issuance of Preferred Shares to Officers

On January 4, 2021 the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO. Each share is convertible at the option of the holder to ten (10) shares of common stock

On January 4, 2021 the Company issued 10,000 shares of Series A convertible preferred stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock

Oil Price Fluctuations and Uncertainty

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

The recent oscillations in the price of oil will force us to re-evaluate our current acquisition strategy as the price of natural gas and oil fluctuate in the future.  We expect oil and natural gas to remain volatile. The ability to find and develop sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success of the Company.

CoJax Oil and Gas Corporation

Supplemental Information on Oil and Natural Gas Producing Activities

(Unaudited)

Results of Operations from Oil and Natural Gas Producing Activities – The Company’s results of operations from oil and natural gas producing activities exclude interest expense, gain from change in fair value of put options, and other financing expense. Income taxes are based on statutory tax rates, reflecting allowable deductions. The consoloidated results of operations for the year ended 2020 were immaterial for the financial statements as a whole.

Reserve Quantities Information – The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted future net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States of America.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and methods.

The standardized measure of discounted future net cash flows is computed by applying the price according to the SEC guidelines for oil and natural gas to the estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

For the Year Ended December 31,	2020
	Oil (1)	Natural Gas (1)
Proved Developed at end of year	85,623	-
Proved Undeveloped at end of year	1,643,607	-

1 Oil reserves are stated in barrels; natural gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Future Net Cash Flows

December 31,	2020
Future cash flows	$78,956,642
Future production costs	(7,157,416)
Future development costs	(9,000,000)

Future income taxes	-
Future net cash flows	62,799,226
10% annual discount for estimated timing of cash flows	(28,824,592)

Standardized Measure of Discounted Future Net Cash Flows	$33,974,634

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

•Inadequate segregation of duties consistent with control objectives;

•Lack of formal policies and procedures;

•Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities; and

•Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  The remediation actions planned include:

•Continue to search for and evaluate qualified independent outside directors;

•Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will deliver improvements in our control environment.  Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Jeffrey J. Guzy	69	Chief Executive Officer, Director
Wm. Barrett Wellman	73	Chief Financial Officer

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

Mr. Guzy, age 69, has been our Chief Executive Officer since January 22, 2020 and a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017 through March 16, 2020.

Mr. Guzy has served as an outside director of Leatt Corp. (OTC Trading Symbol: LEAT), since April 2007. Mr. Guzy also served, from October 2007 to August 2010, as Leatt Corp’s President. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar, and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Companies, Inc. (OTC Trading Symbol: CAPC), Since 2020, he also serves as an independent director of Brownies Marine Group, Inc. (OTC Trading Symbol: BWMG). Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of  Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy’s management and extensive experience led to the conclusion that he should serve as a director.

Mr. Wellman, age 73, has been our Chief Financial Officer since March 16, 2020.  Mr. Wellman has over 30 years of business experience as an accountant, controller, chief financial officer, chief information officer, and senior executive for various companies and two large accounting firms.  Since 2006, Mr. Wellman has maintained a business and financial consulting business in Arlington, Virginia.   He has an MBA from Marshall University and a B.S. in Accounting from the University of Charleston.

Significant Employee

Jeffrey Delancey, age 49, was our Chief Executive Officer until his resignation on January 21, 2020.  He has twenty-nine years of direct oilfield operating experience. For the last seventeen years, Mr. Delancey participates as a working interest owner in various oil and gas projects throughout the southeast giving him knowledge and expertise in the investment aspects of the oil and gas business.

Board Committees

We currently do not have any committees of our Board of Directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions) and a copy of such Code is filed as Exhibit 14.1 to this Annual Report.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compensation of Directors

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffry J. Guzy	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-
Jeffrey Delancey(1)	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-

(1)Mr. Delancey was a director from May 18, 2018 through January 21, 2020.

For the years ended December 31, 2020 and 2019, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2020 and 2019 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Guzy(1)	2020	$120,000	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-
Wm. Barrett Wellman (2)	2020	$100,000	$-	$-	$-	$-

(1) Mr. Guzy was appointed Chief Executive Officer on January 22, 2020. Jeffrey Guzy has a base annual salary of $120,000, payable on a semi-monthly basis in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Further, the base salary can either be paid in total when Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy.

(2) Mr. Wellman was appointed Chief Financial Officer on March 16, 2020.  Mr. Wellman’s base salary is $100,000, payable semi-monthly in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Alternatively, the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Wellman.

Employment Agreements with Key Executives

Jeffrey Guzy’s employment agreement dated January 24, 2020 provides, in part, for:

(1)the term of the employment agreement is three years;

(2)a base annual salary of $120,000 payable semi-monthly in equal installments, but the base salary is deferred and only will be paid when Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy;

(3)Mr. Guzy is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors when and if CoJax appoints disinterested directors;

(4)Mr. Guzy may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;

(5)continuation of Mr. Guzy’s under Company’s health insurance and other benefit plans for 24 months after any termination of his employment for a good reason (as defined in the employment agreement);

(6)imposes confidentiality and non-recruitment of Company employees obligations on Mr. Guzy for one year after the end of employment;

(7)the employment agreement provides that the Company can terminate Mr. Guzy’s employment for cause (as defined in the employment agreement) and for Mr. Guzy to terminate the employment agreement for “good reason” (as defined in the employment agreement); and

(8)If Mr. Guzy terminates the employment for a good reason, then he would be entitled to: A cash payment, payable in equal installments over a six (6) month period after Mr. Guzy terminates employment, equal to the sum of the following:

Base Annual Salary. Subject to the payment of the following sums not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Guzy’s then-current base salary or (ii) the remainder of the term of the employment agreement (the "Severance Period"); plus

Earned but Unpaid Amounts. Any previously earned but unpaid salary through Mr. Guzy’s final date of employment, being Mr. Guzy’s termination of employment.

Further, the employment agreement also provides the following indemnification to Mr. Guzy:   CoJax shall indemnify and save harmless Mr. Guzy for any liability incurred by reason of any act or omission performed by Mr. Guzy while acting in good faith on behalf of the Company. Within the scope of the authority of his pursuant to the employment agreement and the fullest extent provided under the CoJax Bylaws, the CoJax Amended and Restated Articles of Incorporation and the Virginia Stock Corporation Act, except that Mr. Guzy must have in good faith believed that such action was in, or not opposed to, the best interests of CoJax, and, with respect to any criminal action or  proceeding, had no reasonable cause to believe that such conduct was unlawful.  No indemnification barred by regulations or policies of the SEC or in clear violation of public policy will be permitted under the employment agreement.

Wm. Barrett Wellman’s employment agreement, dated March 16, 2020, provides for:

CoJax signed an employment agreement for Mr. Wellman's services as Chief Financial Officer on March 16, 2020.  Under the employment agreement:

(1)the term of the employment agreement is 3 years;

(2)a base annual salary of $100,000 payable semi-annually in equal installments, but the base salary can either be paid in total when CoJax is adequately funded or, alternatively,  the accrued unpaid base salary can be converted into shares of the CoJax common stock at the lower conversion price of the initial public offering price of $2.00 or current market price at time of conversion by Mr. Wellman;

(3)Mr. Wellman is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors;

(4)Mr. Wellman may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;

(5)continuation of Mr. Wellman’s benefits under CoJax’s health insurance and other benefit plans for 24 months after any termination of his employment for good reason (as defined in the employment agreement);

(6)imposes confidentiality and non-recruitment of Company employees obligations on Mr. Wellman for one year after end of employment, and

(7)the employment agreement provides for CoJax to terminate Mr. Wellman’s employment for cause (as defined in the employment agreement) and for Mr. Wellman to terminate the employment agreement for ”good reason” (as defined in the employment agreement).

Mr. Wellman’s unpaid base salary is deferred if unpaid at the time due.

If Mr. Wellman terminates the employment for a good reason, then he would be entitled to: A cash payment, payable in equal installments over a six (6) month period after Mr. Wellman terminates employment, equal to the sum of the following:

Base Annual Salary. Subject to the payment of the following sums subject to not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Wellman’s then-current base salary or (ii) the remainder of the term of the employment agreement (the "Severance Period"); plus

Earned but Unpaid Amounts. Any previously earned but unpaid salary through Mr. Wellman’s final date of employment, Mr. Wellman’s termination of employment.

The employment agreement also provides the following indemnification to Mr. Wellman:   The Company shall indemnify and save harmless Mr. Wellman for any liability incurred by reason of any act or omission performed by Mr. Wellman while acting in good faith on behalf of the Company. Within the scope of the authority of his pursuant to the employment agreement and the fullest extent provided under the CoJax Bylaws, the CoJax Amended and Restated Articles of Incorporation and the Virginia Stock Corporation Act, except that Mr. Wellman must have in good faith believed that such action was in, or not opposed to, the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful.  No indemnification barred by regulations or policies of the SEC or in clear violation of public policy will be permitted under the employment agreement.

Director Compensation

Our sole director did not receive any compensation for his role as a director for the year ended December 31, 2020.

Employee Benefit Plans

The Company currently has no employee benefit plans.

2018 Equity Incentive Plan

CoJax’s Board of Directors and stockholder approved the 2018 Equity Incentive Plan on December 31, 2018 (“2018 Plan”), which replaced the 2017 Equity Incentive Plan (“2017 Plan”) that was approved by the Board of Directors and stockholder on January 2, 2018.  The Board of Directors terminated the 2017 Plan on December 31, 2018.  No options or awards were granted under the 2017 Plan.

No options or other incentive compensation has been granted as of the date of this prospectus.

The following is a summary of the 2018 Plan:

2018 Plan Purpose. The 2018 Plan will allow us to grant equity awards, including performance awards, to incentivize high levels of performance and productivity by individuals who provide services to us and to further align the interests of our employees with those of CoJax and its stockholders. The use of our common stock as part of our compensation program is intended to foster a pay-for-performance culture that is an essential element of our overall compensation philosophy. Our equity will be used to retain our officers and other employees and promote a focus on sustained enhancement through improved performance. The 2018 Plan is intended to be “performance-based compensation” under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), to be exempt from the tax deduction limits of Section 162(m) if they meet the other requirements of Section 162(m).

2018 Plan Administration. The Board of Directors, or the Compensation Committee of the Board of Directors when formed by the Board of Directors, has the authority to administer our 2018 Plan. Subject to the terms of the 2018 Plan, the Board of Directors or the authorized board committee, referred to as the “plan administrator,” determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price, or purchase price of awards granted and the types of consideration to be paid for the award. The plan administrator has the authority to modify outstanding awards under our 2018 Plan. Subject to the terms of our 2018 Plan, the plan administrator has the authority, without stockholder approval, to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash, or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles; provided, that, stockholders must approve any repricing of SAR’s.

2018 Plan Share Reserve.   Three million shares of common stock are reserved for issuance under grants or awards made pursuant to the 2018 Plan.   If a stock award granted under our 2018 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under our 2018 Plan. The following types of shares under our 2018 Plan may become available for the grant of new stock awards under our 2018 Plan: (1) shares that are forfeited to or repurchased by us before becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under our 2018 Plan may be previously unissued shares or reacquired shares bought by us on the open market.

2018 Plan Stock Awards.  Our 2018 Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (“Code”)), non-statutory stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Our 2018 Plan also provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.  Incentive and non-statutory stock options are evidenced by stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of our 2018 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under our 2018 Plan vest at the rate specified by the plan administrator. The plan administrator determines the term of stock options granted under our 2018 Plan, up to a maximum of ten years. Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death, or cause, the option holder may generally exercise any vested options for three months following the cessation of service. The option term will automatically be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, or money order, (2) a broker-

assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the option holder, (4) a net exercise of the option if it is a nonqualified stock option and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to incentive stock options that are exercisable for the first time by an option holder during any calendar year under all of our stock plans, may not exceed $100,000. Options or portions thereof that exceed such limit will be treated as nonqualified stock options. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the incentive stock option does not exceed five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are evidenced by restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule as determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock unit awards that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.  Restricted stock unit awards evidenced by restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration or no consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of the consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Rights under a restricted stock units award may be transferred only upon such terms and conditions as set by the plan administrator. Restricted stock unit awards may be subject to vesting as determined by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights or “SARs.” SARs are evidenced by SAR grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a SAR, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a SAR, we will pay the participant an amount in cash or stock equal to (1) the excess of the per-share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the SAR is exercised. A SAR granted under our 2018 Plan vests at the rate specified in the SAR agreement as determined by the plan administrator.

The plan administrator determines the term of SARs granted under our 2018 Plan, up to a maximum of ten years. Unless the terms of a participant’s SAR agreement provides otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested SAR for a period of three months following the cessation of service. The SARs’ term will be further extended in the event that applicable securities laws prohibit the exercise of the SAR following such a termination of service. In no event may a SAR be exercised beyond the expiration of its term.

Unless the plan administrator provides otherwise, SARs generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. A SAR holder may designate a beneficiary, however, who may exercise the SAR following the holder’s death.

Performance Awards. Our 2018 Plan permits the grant of performance-based stock and cash awards. Our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period. The plan administrator determines the performance goals. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments. They may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under our 2018 Plan, (2) the class and maximum number of shares by which the share reserve may increase each year automatically, (3) the class and maximum number of shares that may be issued upon the exercise of incentive stock options and (4) the class and number of shares and exercise price, strike price or purchase price, if applicable, of all outstanding stock awards.

Change in Control. The plan administrator may provide, in an individual award agreement or any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability or settlement in the event of a change in control. Under our 2018 Plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction, (2) a consummated merger, consolidation, or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially all of our consolidated assets.

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

Outstanding Equity Awards

There are no outstanding equity awards as of December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 13, 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201.

The percentages below are calculated based on 4,096,751 shares of common stock issued and outstanding as of May 13, 2021.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:

Jeffrey J. Guzy (1)	5,001	0.12%
Wm. Barret Wellman (2)	5,000	0.12%
Total (2 persons)

Roger Allums McLeod	2,920,000	71.3%
Jeffrety Wayne Delancy (3)	304,045	7.4%
Lamar Resources, LLC (4)	243,455	5.9%
Sandstone Group Corp	200,444	5.0%

(1)Does not include 20,000 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(2)Does not include 10,000 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(3)Jeffrey Delancey was Chief Executive Officer and a Director of CoJax from May 18, 2019 until January 21, 2020.  Mr. Delancey voluntarily resigned to pursue other interests.

(4)   Lamar Resources, LLC, is owned by Marty Rutland.

Changes in Control Agreements.

As of December 31, 2020, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer compensation arrangements discussed in “Executive Compensation,” below we describe transactions since incorporation, to which we have been a participant, in which the amount involved in the transaction is material to our Company and in which any of the following is a party:

(a)enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, our Company;

(b)associates;

(c)individuals owning, directly or indirectly, an interest in the voting power of our Company that gives them significant influence over our Company, and close members of any such individual’s family;

(d)key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of our Company, including directors and senior management of companies and close members of such individuals’ families; and

(e)enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The Board of the Company has appointed Haynie & Company. CPAs PC (“Haynie”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020.  The following table sets forth the fees billed to the Company for professional services rendered by Haynie for each of the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit fees	$32,250	$12,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,250	$12,500

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered by Haynie for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form S-1 and the Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2020 and 2019.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•approved by our audit committee; or

•entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.1.1

Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

3.1.2

Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
10.2

Employment Agreement by CoJax Oil and Gas Corporation and Jeffrey Delancey dated May 15, 2018 (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

10.3

Acquisition Agreement, dated June 16, 2020, by and among CoJax Oil and Gas Corporation, Barrister Energy, LLC and all of the Members of Barrister Energy, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2020)

10.4	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.5

Purchase and Sale Agreement dated June 1, 2019 between Barrister Energy, LLC and Central Operating, LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the Commission on June 22, 2020)

10.6

Investment Banking/Corp Advisory Agreement by Newbridge Securities Corporation and CoJax Oil and Gas Corporation, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

10.7	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)
10.8

Promissory Note, dated June 1, 2019, issued by Barrister Energy, LLC pursuant to the Purchase and Sale Agreement dated June 1, 2019 with Central Operating, LLC LLC (incorporated by reference to Exhibit 2.3 to the Form 8-K filed with the Commission on June 22, 2020)

10.9

 Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10

Restricted Stock Grant Agreement dated January 4, 2021 by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)

10.11

Restricted Stock Grant Agreement dated January 4, 2021 by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
31.1	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Barrister Central Certified SEC Reserves Analysis and Valuation Study and Report
99.2	Barrister Energy, LLC Oil Leases

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: May 13, 2021

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: May 13, 2021

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 13, 2021