Form 10-Q
period 2021-03-31
CoJax Oil & Gas Corp
filed 2021-05-28
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact Name of registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3033 Wilson Blvd, Suite E-605 Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

(703) 216-8606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ⌧ No

The registrant has one class of common stock of which 4,096,751 shares were outstanding as of May 28, 2021.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2020. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

•declines or volatility in the prices we receive for our oil and natural gas;

•our ability to raise additional capital to fund future capital expenditures;

•our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•uncertainties associated with estimates of proved oil and natural gas reserves;

•the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•risks and liabilities associated with acquired companies and properties;

•risks related to integration of acquired companies and properties;

•potential defects in title to our properties;

•cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•geological concentration of our reserves;

•environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•exploration and development risks;

•management’s ability to execute our plans to meet our goals;

•our ability to retain key members of our management team on commercially reasonable terms;

•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

•weather conditions;

•effectiveness of our internal control over financial reporting;

•actions or inactions of third-party operators of our properties;

•costs and liabilities associated with environmental, health and safety laws;

•our ability to find and retain highly skilled personnel;

•operating hazards attendant to the oil and natural gas business;

•competition in the oil and natural gas industry;

•evolving geopolitical and military hostilities in the Middle East;

•economic and competitive conditions;

•lack of available insurance;

•cash flow and anticipated liquidity;

•continuing compliance with the financial covenant contained in our amended and restated credit agreement;

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected.

Forward-looking statements speak only as to the date hereof. All such forward-looking statements and any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the statements contained herein or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
As of	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$71,250	$44,051
Total Current Assets	71,250	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	10,079,803	10,079,802
Total Properties and Equipment	10,079,803	10,079,802
Total Assets	10,151,053	10,123,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	35,384	17,799
Accrued interest payable	3,039	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	27,013	611,714
Notes payable – PPP	49,992	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	243,043	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	82,754	82,149
Total long-term liabilities	2,782,754	2,782,149
Total Liabilities	3,025,797	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 shares issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3.659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	8,749,534	7,281,412
Accumulated deficit	(1,668,246)	(1,406,328)
Total Stockholders’ Equity	7,125,256	5,911,674
Total Liabilities and Stockholders' Equity	$10,151,053	$10,123,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
Oil and Natural Gas Revenues	$8,160	$-

Costs and Operating Expenses
Lease operating expenses	26,941	-
Ad valorem taxes	490	-
Asset retirement obligation accretion	604	-
General and administrative expense	241,413	32,819
Total Operating Expenses	269,448	32,819

Loss from Operations	(261,288)	32,819

Other Income (Expense)
Interest income	-	-
Interest (expense)	(630)	-

Net Other Income (Expense)	(630)	-

Net Loss	$(261,918)	$(32,819)

Basic and Diluted Earnings (Loss) per share	(0.06)	(32,819)
Weighted average common shares – basic and diluted	4,052,939	1

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,819)	(32,819)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$7,281,412	$(1,406,328)	$5,911,674
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,668,246)	$7,125,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2021	2020
Cash flows from operating activities:
Net loss	$(261,918)	$(32,819)
Common stock issued for services	220,000	-
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Amortization of asset retirement obligation	604	-
Accounts payable	17,586	(6,800)
Accrued salaries and payroll taxes	15,298	29,674
Accrued interest payable	629	375
Total adjustments to reconcile net loss to net cash provided by operations	254,117	23,249
Net cash used in operating activities	(7,801)	(9,570)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	28,400
Proceeds from sale of common stock	35,000	-
Net cash provided by financing activities	35,000	28,400

Net increase in cash	27,199	18,830
Cash at beginning of period	44,051	27,689
Cash at end of period	$71,250	$46,519

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$600,000	$-
Accrued M&A fees settled with common stock	$620,500	$-
Accrued salaries settled with common stock	$20,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Organization and Nature of Operations – The Company is a Virginia corporation that owns interests in oil and natural gas properties located in Alabama. The Company’s oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. As of the first quarter 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

Liquidity and Capital Considerations – We strive to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include loans from our CEO, our cash flow from operations, cash on hand, and sales of shares.

While changes in oil and natural gas prices affect the Company's liquidity, if oil or natural gas prices rapidly deteriorate due to a resurgence of COVID-19 or other reasons, this could have a material adverse effect on the Company's cash flows.

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could continue to have a material adverse impact on the Company’s oil revenue.  The Company is always mindful to oil price volatility and its impact on our liquidity.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The Company’s unaudited condensed financial statements are based on a number of significant estimates, including estimates of oil and natural gas reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties.  Reserve estimates, by their nature, are inherently imprecise.  Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company’s future results of operations.

Fair Value Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

Fair Values of Financial Instruments – The carrying amounts of accounts receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

Derivative Instruments and Commodity Risk Activities – The Company currently does not engage in derivative instruments. Going forward, the Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments will be recognized in earnings and included as a component of other income (expense) in the Statement of Operations.

When applicable, the Company will record all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2020 and December 31, 2019, the Company had no exposure in excess of insurance.

Oil and Gas Properties – The Company uses the successful effort method of accounting for oil and gas properties.  Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are expensed. Costs expensed include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Expensed costs are generally categorized either as being subject to amortization or not subject to amortization.

Depreciation, depletion and amortization expense for the three months ended March 31, 2021 was $0 per barrel of oil equivalent compared to $0, for the three months ended March 31, 2020.

Equipment, vehicles and leasehold improvements – Currently, the Company has no office equipment. Going forward, office equipment will valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation will be calculated using the straight-line method based upon an estimated useful life of 3 to 10 years.

Asset Retirement Obligation – The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final estimated retirement cost. An ARO is a future expenditure related to the disposal or other retirement of certain assets. The Company’s ARO relates to future plugging and abandonment expenses of its oil and natural gas properties and related facilities disposal.

Share-Based Employee Compensation – The Company has no outstanding stock option grants and restricted stock awards to directors, officers and employees. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

Share-Based Compensation to Non-Employees – The Company accounts for share-based compensation issued to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of (i) the date at which a commitment for performance by the recipient to earn the equity instruments is reached or (ii) the date at which the recipient’s performance is complete.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The CARES Act was enacted March 27, 2020 and includes income tax provisions that, among other things, allow net operating losses to be carried back, permits interest expense to be deducted up to a higher percentage of adjusted taxable income and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded and these provisions have no material impact on the Company.

For the period ended March 31, 2021, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis.

New and Recently Adopted Accounting Pronouncements – In December 2019, the FASB released ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact to the Company’s consolidated financial statements or disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2021, the effect of 3,000 convertible preferred shares into 300,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

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

NOTE 3 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer.  Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery.  The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials.  The guidance does not require that the transaction price be fixed or stated in the contract.

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

The Company currently is not producing natural gas.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
Revenues by Product:
Oil	$8,160	$-
Natural gas	-	-
Oil and natural gas revenues	$8,160	$-

All revenues are from production from the Gulf State Drilling Region in Alabama.

NOTE 4 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

The Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less and to not separate lease and non-lease components for all asset classes. The Company has also elected to adopt the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.

The Company has a month-to-month rental agreement for our offices in the Arlington, Virginia and Laurel, Mississippi.

NOTE 5 – EARNINGS (LOSS) PER SHARE INFORMATION

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.

	For the Three Months
	Ended March 31,
	2021	2020
Net Income (Loss)	$(266,918)	$(32,819)
Basic Weighted-Average Shares Outstanding	4,052,939	1
Effect of dilutive securities:
Stock options	n/a	n/a
Convertible preferred stock	n/a	n/a
Restricted stock	n/a	n/a
Common warrants	n/a	n/a
Diluted Weighted-Average Shares Outstanding	4,096,751	1
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(32,819)

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:  Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and March 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2020	$82,150
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	604
Balance, March 31, 2021	$82,754

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at March 31, 2021 and March 31, 2020. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018 for $50 per month. Additionally, the Company has no known contingencies as of March 31, 2021 and March 31, 2020.

Purchase Commitments

The Company has no purchase obligations at March 31, 2021.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 4, 2021 the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10. Additionally, on January 4, 2021 the Company issued 5,000 shares of Common Stock to each of the officers valued at $2 per share.

For the year ending December 31, 2020, there were two related party transactions between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of March 31, 2021, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

During the period ending March 31, 2021, the Company issued 30,000 shares of Series A convertible preferred stock to its officers (see NOTE 9) in settlement of $600,000 of accrued salary. During the period ending March 31, 2020, the Company issued no shares of Preferred Stock.

Common Stock

During the period ending March 31, 2021 the company issued 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition, 100,000 shares of common stock to various vendors in settlement of $200,000 in service and consulting fees and 10,000 shares of common stock to its executive officers (see NOTE 9).

During the first quarter of 2021 the company issued 17,500 shares of common stock for sale of shares for cash.

During the periods ending March 31, 2021 and March 31, 2020, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending March 31, 2021 and March 31, 2020, the Company did not receive any capital contributions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and our interim unaudited financial statements and accompanying notes to these financial statements.

Overview

CoJax is a growth oriented independent exploration and production company based in Arlington, Virginia and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Gulf States Region.

Business Description and Plan of Operation

CoJax is currently engaged in oil and natural gas acquisition, exploration, development and production in Alabama. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs and striving to show a gain in annual production while reducing the Company’s debt.

Executive Summary - First Quarter 2021 Developments and Highlights

COVID-19 Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID 19 vaccination in the United States.  The shots were first administered to front line workers and the elderly but were soon made available to all adults.  The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and state and local assistance.  The demand for oil and gas is expected to increase as the economy recovers which should strengthen oil prices. While oil prices have increased to pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue.

Results of Operations – For the Three Months Ended March 31, 2021 and 2020

Oil and natural gas sales.  For the three months ended March 31, 2021, oil and natural gas sales revenue increased $8,160 to $8,160, compared to $0 for the same period during 2020, entirely as a result of the Company’s acquisition of Barrister Energy, LLC.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $0 per barrel of oil equivalent (BOE) for the three months ended March 31, 2020, to $26,941 or $147.22 per BOE for the three months ended March 31, 2021.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 0% during the three months ended March 31, 2020 and remained steady at 6%, or $490, for the three months ended March 31, 2021.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Alabama change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense was $604 for the three months ended March 31, 2021, compared to $0 during the same period in 2020.  The increase was the result of the acquisition of Barrister Energy, LLD.

General and administrative expenses.  General and administrative expense increased $208,617 to $241,413 for the three months ended March 31, 2021 as compared to $32,819 for the three months ended March 31, 2020.  The increase in general and administrative expense is primarily attributable to stock-based compensation related expenses and the acquisition of Barrister Energy, LLC.

	For the Three Months
	ended March 31,
	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$21,413	$32,819
Stock Based Compensation	220,000	-
General and administrative expense	$241,413	$32,819

Interest expense.  Interest expense increased $630 to $630 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

Net income (loss).  For the three months ended March 31, 2021, the Company had net loss of $261,918, as compared to net loss of $32,819 for the three months ended March 31, 2020.  The primary contributors to this change are increased stock based compensation.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three month periods ended March 31, 2021 and 2020:

	For the Three Months
	ended March 31,
	2021	2020
Oil volume (Bbls)	183	-
Natural gas volume (Mcf)	-	-
Total Production (Boe)	183	-

Average Sales Price
Oil price (per Bbl)	45.66	-
Gas price (per Mcf)	-	-
Total per BOE	45.66	-

Capital Resources and Liquidity

For the three months ended March 31, 2021, the Company had cash on hand of $71,250, compared to $44,051 as of December 31, 2020.  The Company had net cash used in operating activities for the three months ended March 31, 2021, of $7,801, compared to $9,570 for the same period of 2020.  The primary difference in the cash used in operations was the difference in stock payments to vendors for previous services from 2021 to 2020.  The Company had net cash used in investing activities of $0 for the three months ended March 31, 2021, compared to $0 in 2020.  Net cash provided by financing activities was $35,000 for the three months ended March 31, 2021.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is slowly returning to pre-pandemic levels as COVID-19 vaccines rates and economic activity have increased. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and ultimately realize greater shareholder value.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate offshore properties or properties located outside of the United States.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, the Company faces certain unique market risks associated with the exploration and production of oil and natural gas.  The most salient risk factors are the volatile prices of oil and gas, operational risks, ability to integrate properties and businesses, and certain environmental concerns and obligations.

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

Transportation of Oil and Natural Gas

CoJax is presently committed to using the services of the existing gatherers in its present areas of production.  This gives such gatherers certain short term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way.

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large producers possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit.  It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that CoJax views itself as having a price disadvantage compared to larger producers.

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects.  Our success may be dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water and waste use and disposal, prevention of waste hydraulic fracturing and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

Compliance with these regulations may constitute a significant cost and effort for CoJax.  To date, no specific accounting for environmental compliance has been maintained or projected by CoJax.  CoJax does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies including:  ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is currently not subject to market risk exposure related to changes in interest rates on its indebtedness.

Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue.

The prices we receive depend on many factors outside of our control.  A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and CoJax’s ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. CoJax currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars.  CoJax is therefore not exposed to foreign currency exchange rate risk on these sales.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Jeffrey J. Guzy, our principal executive officer, and Wm. Barrett Wellman, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Messrs. Guzy and Wellman concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in the 2020 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2020 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

Date: May 28, 2021	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 28, 2021	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)