Form 10-Q
period 2021-06-30
CoJax Oil & Gas Corp
filed 2021-08-16
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 4,096,751 shares were outstanding as of August 16, 2021.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended June 30, 2021

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

Item 1. Financial Statements

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

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
As of	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$82,954	$44,051
Total Current Assets	82,954	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	10,079,802	10,079,802
Total Properties and Equipment	10,079,802	10,079,802
Total Assets	10,162,756	10,123,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	41,548	17,799
Accrued interest payable	3,675	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	73,333	611,714
Accrued payroll taxes	22,592	-
Notes payable – PPP	91,657	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	360,418	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	83,358	82,149
Total long-term liabilities	2,783,358	2,782,149
Total Liabilities	3,143,776	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 shares issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3,659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	8,749,534	7,281,412
Accumulated deficit	(1,774,524)	(1,406,328)
Total Stockholders’ Equity	7,018,978	5,911,674
Total Liabilities and Stockholders' Equity	$10,162,756	$10,123,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Oil and Natural Gas Revenues	$-	$-	$8,160	$-

Costs and Operating Expenses
Lease operating expenses	1,468	-	28,410	-
Ad valorem taxes	.	-	490	-
Asset retirement obligation accretion	604	-	1,208	-
General and administrative expense	103,574	77,261	344,987	109,705
Total Operating Expenses	105,646	77,261	375,095	109,705

Loss from Operations	(105,646)	(77,261)	(366,935)	(109,705)

Other Income (Expense)
Other income – EIDL grant	-	1,000	-	1,000
Interest income	4	-	5	-
Interest (expense)	(636)	(451)	(1,266)	(825)

Net Other Income (Expense)	(632)	549	(1,261)	175

Net Loss	$(106,278)	$(76,712)	$(368,196)	$(109,530)

Basic and Diluted Earnings (Loss) per share	$(0.03)	$(76,712)	$(0.09)	$(109,530)
Weighted average common shares – basic and diluted	4,096,751	1	4,090,255	1

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2021	2020
Cash flows from operating activities:
Net loss	$(368,196)	$(109,530)
Common stock issued for services and salaries	220,000	-
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Amortization of asset retirement obligation	1,208	-
Accounts payable	23,749	(8,210)
Accrued salaries and payroll taxes	84,211	89,142
Accrued interest payable	1,266	825
Total adjustments to reconcile net loss to net cash provided by operations	330,434	81,757
Net cash used in operating activities	(37,762)	(27,773)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	28,400
Proceeds from PPP loan	41,665	49,992
Proceeds from sale of common stock	35,000	-
Net cash provided by financing activities	76,665	78,392

Net increase in cash	38,903	50,619
Cash at beginning of period	44,051	27,689
Cash at end of period	$82,954	$78,308

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$600,000	$-
Accrued M&A fees settled with common stock	$620,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,818)	(32,818)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)
Net (loss) for the six months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020		$-	$-	$-	$2	$(153,062)	$(153,060)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$7,281,412	$(1,406,328)	$5,911,674
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,668,246)	$7,125,256
Net (loss) for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,774,524)	$7,018,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. As of the second quarter 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

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

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2020 and December 31, 2019, the Company had no exposure in excess of insurance.

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

Depreciation, depletion and amortization expense for the three and six months ended June 30, 2021, was $0 per barrel of oil equivalent compared to $0, for the three and six months ended June 30, 2020.

Equipment, vehicles and leasehold improvements – Currently, the Company has no office equipment. Going forward, office equipment will be valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation will be calculated using the straight-line method based upon an estimated useful life of 3 to 10 years.

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

Share-Based Employee Compensation – The Company has no outstanding stock option grants and restricted stock awards to directors, officers, and employees. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

The CARES Act was enacted March 27, 2020, and includes income tax provisions that, among other things, allow net operating losses to be carried back, permits interest expense to be deducted up to a higher percentage of adjusted taxable income and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded, and these provisions have no material impact on the Company.

For the period ended June 30, 2021, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis.

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

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2021, the effect of 3,000 convertible preferred shares into 300,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. During 2020, the Company acquired Barrister Energy with identified proven or probable reserves and correspondingly expects to be generating revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Natural gas sales

The Company currently is not producing natural gas.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2021 and 2020:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenues by Product:
Oil	$-	$-	$8,160	$-
Natural gas	-	-	-	-
Oil and natural gas revenues	$-	$-	$8,160	$-

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

	For the Three Months		For the Six Months
	Ended June 30.		Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(106,278)	$(76,712)	$(368,196)	$(109,530)
Basic Weighted-Average Shares Outstanding	4,096,751	1	4,090,255	1
Effect of dilutive securities:
Stock options	n/a	n/a	n/a	n/a
Convertible preferred stock	n/a	n/a	n/a	n/a
Restricted stock	n/a	n/a	n/a	n/a
Common warrants	n/a	n/a	n/a	n/a
Diluted Weighted-Average Shares Outstanding	4,096,751	1	4,090,255	1
Basic and Diluted Earnings (Loss) per Share	$(0.03)	$(76,712)	$(0.09)	$(109,530)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and June 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Balance, December 31, 2020	$82,150
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	1,208
Balance, June 30, 2021	$83,358

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at June 30, 2021 and June 30, 2020. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of June 30, 2021, and June 30, 2020.

Purchase Commitments

The Company has no purchase obligations at June 30, 2021.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2021 and December 31, 2020, the Company had no exposure in excess of insurance.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of June 30, 2021, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

During the period ending June 30, 2021, the Company issued 30,000 shares of Series A convertible preferred stock to its officers (see NOTE 9) in settlement of $600,000 of accrued salary. During the period ending June 30, 2020, the Company issued no shares of Preferred Stock.

Common Stock

During the period ending June 30, 2021, the company issued 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition, 100,000 shares of common stock to various vendors in settlement of $200,000 in service and consulting fees and 10,000 shares of common stock to its executive officers.

During the first quarter of 2021 the company issued 17,500 shares of common stock for sale of shares for cash.

During the periods ending June 30, 2021 and June 30, 2020, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending June 30, 2021 and June 30, 2020, the Company did not receive any capital contributions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company decided the following subsequent reportable events to be disclosed:

SBA Paycheck Protection Program Loan

On February 15, 2021, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $41,665 loan. On May 6, 2021, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds were disbursed for salaries and payroll taxes by July 31, 2021.

Extension of Note Payable

On May 29, 2021, The Company and Central Operating, LLC entered into and executed the Amended and Restated Promissory Note which extended the date of the repayment of the Barrister Original Promissory Note to October 1, 2021, and restated all other provisions contained in the Barrister Original Promissory Note.

Trading Symbol Process

The Company is in the process of working with our attorneys on preparation of an Information Statement that will be the basis for establishing a trading symbol on the OTC Markets.

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

Executive Summary - Second Quarter 2021 Developments and Highlights

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

Results of Operations – For the Three and Six Months Ended June 30, 2021, and 2020

Oil and natural gas sales.  For the six months ended June 30, 2021, oil and natural gas sales revenue increased $8,160 to $8,160, compared to $0 for the same period during 2020, entirely as a result of the Company’s acquisition of Barrister Energy, LLC. For the three months ended June 30, 2021, and 2020 there were no sales of oil and natural gas.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $0 per barrel of oil equivalent (BOE) for the six months ended June 30, 2020, to $28,410 or $155.25 per BOE for the six

months ended June 30, 2021. Lease operating expenses were $1,468 for the three months ended June 30, 2021, and $0 for the three months ended June 30, 2020,

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 0% during the six months ended June 30, 2020, and remained steady at 6%, or $490, for the six months ended June 30, 2021, and $0 for the three months ended June 30, 2021, and June 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates, or the state of Alabama change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense was $1,208 for the six months ended June 30, 2021, compared to $0 during the same period in 2020. For the three months ended June 30, 2021, the accretion expense was $604 and $0 for the same period in 2020. The increase was the result of the acquisition of Barrister Energy, LLD.

General and administrative expenses.  General and administrative expense increased $235,282 to $344,987 for the six months ended June 30, 2021, as compared to $109,705 for the six months ended June 30, 2020.  The increase in general and administrative expense is primarily attributable to stock-based compensation related expenses and the acquisition of Barrister Energy, LLC. General and administrative expense increased $26,313 to $103,574 for the three months ended June 30, 2021, as compared to $77,261 for the three months ended June 30, 2020. The increase in general and administrative expense is primarily attributable to legal, stock transfer and audit fees.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$103,574	$77,261	$124,987	$109,705
Stock Based Compensation	-	-	220,000	-
General and administrative expense	$103,574	$77,261	$344,987	$109,705

Interest expense.  Interest expense increased $441 to $1,266 for the six months ended June 30, 2021, as compared to $825 for the six months ended June 30, 2020, and increased $185 to $636 for the three months ended June 30, 2021 as compared to $451 for the three months ended June 30, 2020.

Net income (loss).  For the six months ended June 30, 2021, the Company had net loss of $368,196, as compared to net loss of $109,530 for the six months ended June 30, 2020. For the three months ended June 30, 2021, the Company had net loss of $106,278, as compared to net loss of $76,712 for the three months ended June 30, 2020. The primary contributor to this change is the acquisition of Barrister Energy, LLC.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six month periods ended June 30, 2021 and 2020:

For the Three Months	For the Six Months
Ended June 30,	Ended June 30,

	2021	2020	2021	2020
Oil volume (Bbls)	-	-	183	-
Natural gas volume (Mcf)	-	-	-	-
Total Production (Boe)	-	-	183	-

Average Sales Price
Oil price (per Bbl)	-	-	45.66	-
Gas price (per Mcf)	-	-	-	-
Total per BOE	-	-	45.66	-

Capital Resources and Liquidity

For the six months ended June 30, 2021, the Company had cash on hand of $82,954, compared to $44,051 as of December 31, 2020.  The Company had net cash used in operating activities for the six months ended June 30, 2021, of $37,762, compared to $27,773 for the same period of 2020.  The primary difference in the cash used in operations was the difference in stock payments to vendors for previous services from 2021 to 2020.  The Company had net cash used in investing activities of $0 for the six months ended June 30, 2021, compared to $0 in 2020.  Net cash provided by financing activities was $76,665 for the six months ended June 30, 2021, and $78,392 for the same period in 2020.

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

Going Concern

There can be no assurance that the Company will be able to achieve its business plan, raise additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CoJax Oil and Gas Corporation

Date: August 16, 2021	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)