Form 10-Q
period 2021-09-30
CoJax Oil & Gas Corp
filed 2021-11-15
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer,” "smaller reporting company," and emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 4,096,751 shares were outstanding as of November 15, 2021.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended September 30, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes,” "intends,” "may,” "should,” "anticipates,” "expects,” "could,” "plans,” "estimates,” "projects,” "targets" or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

•exploration and development risks;

•management's ability to execute our plans to meet our goals;

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

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
As of	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$41,056	$44,051
Total Current Assets	41,056	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	10,079,802	10,079,802
Total Properties and Equipment	10,079,802	10,079,802
Total Assets	10,120,858	10,123,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	43,327	17,799
Accrued interest payable	4,319	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	112,916	611,714
Accrued payroll taxes	25,612	-
Notes payable – PPP	91,657	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	405,446	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	83,962	82,149
Total long-term liabilities	2,783,962	2,782,149
Total Liabilities	3,189,408	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 Series A shares, $0.01 par value issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3,659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	8,749,534	7,281,412
Accumulated deficit	(1,862,052)	(1,406,328)
Total Stockholders’ Equity	6,931,450	5,911,674
Total Liabilities and Stockholders' Equity	$10,120,858	$10,123,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Oil and Natural Gas Revenues	$-	$-	$8,160	$-

Costs and Operating Expenses
Lease operating expenses	1,468	-	29,878	-
Ad valorem taxes	-	-	490	-
Asset retirement obligation accretion	604	-	1,812	-
General and administrative expense	84,818	96,913	429,804	206,618
Total Operating Expenses	86,890	96,913	461,984	206,618

Loss from Operations	(86,890)	(96,913)	(453,824)	(206,618)

Other Income (Expense)
Other income – EIDL grant	-	-	-	1,000
Interest income	5	-	10	-
Interest (expense)	(643)	(612)	(1,909)	(1,437)

Net Other Income (Expense)	(638)	(612)	(1,899)	(437)

Net Loss	$(87,528)	$(97,525)	$(455,724)	$(207,055)

Basic and Diluted Earnings (Loss) per share	$(0.02)	$(97,525)	$(0.11)	$(207,055)
Weighted average common shares – basic and diluted	4,096,751	1	4,072,930	1

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2021	2020
Cash flows from operating activities:
Net loss	$(455,724)	$(207,055)
Common stock issued for services and salaries	220,000	-
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Amortization of asset retirement obligation	1,812	-
Accounts payable	25,529	(15,940)
Accrued salaries and payroll taxes	126,814	148,350
Accrued interest payable	1,909	1,437
Total adjustments to reconcile net loss to net cash provided by operations	376,064	165,727
Net cash used in operating activities	(79,660)	(41,828)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	65,615
Proceeds from PPP loan	41,665	49,992
Proceeds from sale of common stock	35,000	-
Net cash provided by financing activities	76,665	115,607

Net increase (decrease) in cash	(2,995)	73,779
Cash at beginning of period	44,051	28,189
Cash at end of period	$41,056	$101,968

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$600,000	$-
Accrued M&A fees settled with common stock	$620,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,818)	(32,818)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)
Net (loss) for the three months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020	-	$-	1	$-	$2	$(153,062)	$(153,060)
Net (loss) for the three months ending September 30, 2020	-	-	-	-	-	(97,525)	(97,525)
Balance, September 30, 2020	-	$-	1	$-	$2	$(250,587)	$(250,585)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$7,281,412	$(1,406,328)	$5,911,674
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	$-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,668,246)	$7,125,256
Net (loss) for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,774,524)	$7,018,978
Net (loss) for the three months ending September 30, 2021	-	-	-	-	-	(87,528)	(87,528)
Balance, September 30, 2021	30,000	$3,000	4,096,751	$40,968	$8,749,534	$(1,862,052)	$6,931,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2020.

Organization and Nature of Operations – The Company is a Virginia corporation that owns interests in oil and natural gas properties located in Alabama. The Company's oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries ("OPEC") and other non-OPEC producer nations (collectively with OPEC members, "OPEC+") during the first quarter 2020. As of the third quarter 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

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

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could continue to have a material adverse impact on the Company's oil revenue.  The Company is always mindful to oil price volatility and its impact on our liquidity.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The Company's unaudited condensed financial statements are based on a number of significant estimates, including estimates of oil and natural gas reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties.  Reserve estimates, by their nature, are inherently imprecise.  Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company's future results of operations.

Fair Value Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board ("FASB") has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

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

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2021 and December 31, 2020, the Company had no exposure in excess of insurance.

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

Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2021, was $0 per barrel of oil equivalent compared to $0, for the three and nine months ended September 30, 2020.

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

Asset Retirement Obligation – The Company records a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final estimated retirement cost. An ARO is a future expenditure related to the disposal or other retirement of certain assets. The Company's ARO relates to future plugging and abandonment expenses of its oil and natural gas properties and related facilities disposal.

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

Share-Based Compensation to Non-Employees – The Company accounts for share-based compensation issued to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of (i) the date at which a commitment for performance by the recipient to earn the equity instruments is reached or (ii) the date at which the recipient's performance is complete.

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

For the period ended September 30, 2021, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company's history of taxable losses. The Company reviews its Deferred Tax Assets ("DTAs") and valuation allowance on a quarterly basis.

New and Recently Adopted Accounting Pronouncements – In December 2019, the FASB released ASU No. 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact to the Company's consolidated financial statements or disclosures.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements," which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company's financial statements.

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2021, the effect of 3,000 convertible preferred shares into 300,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. During 2020, the Company acquired Barrister Energy with identified proven or probable reserves and correspondingly expects to be generating revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Oil sales

Under the Company's oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

The Company currently is not producing natural gas.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenues by Product:
Oil	$-	$-	$8,160	$-
Natural gas	-	-	-	-
Oil and natural gas revenues	$-	$-	$8,160	$-

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

	For the Three Months		For the Nine Months
	Ended September 30.		Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$(87,528)	$(97,525)	$(455,724)	$(207,055)
Basic Weighted-Average Shares Outstanding	4,096,751	1	4,072,930	1
Effect of dilutive securities:
Stock options	n/a	n/a	n/a	n/a
Convertible preferred stock	n/a	n/a	n/a	n/a
Restricted stock	n/a	n/a	n/a	n/a
Common warrants	n/a	n/a	n/a	n/a
Diluted Weighted-Average Shares Outstanding	4,096,751	1	4,072,930	1
Basic and Diluted Earnings (Loss) per Share	$(0.02)	$(97,525)	$(0.11)	$(207,055)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and September 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Balance, December 31, 2020	$82,149
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	1,812
Balance, September 30, 2021	$83,962

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at September 30, 2021 and September 30, 2020. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of September 30, 2021, and September 30, 2020.

Purchase Commitments

The Company has no purchase obligations at September 30, 2021.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2021 and December 31, 2020, the Company had no exposure in excess of insurance.

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

Prior to December 31, 2020, the Company’s Executive Chairman loaned the Company at total of $127,615 in four notes. Those notes bear interest at 2% per annum and mature on February 19, 2022 ($90,400) and July 15, 2022 ($37,215).

NOTE 10 – STOCKHOLDERS' EQUITY

Authorized Capital

As of September 30, 2021, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

During the period ending September 30, 2021, the Company issued 30,000 shares of Series A convertible preferred stock to its officers (see NOTE 9) in settlement of $600,000 of accrued salary. During the period ending September 30, 2020, the Company issued no shares of Preferred Stock.

Common Stock

During the period ending September 30, 2021, the company issued 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition, 100,000 shares of common stock to various vendors in settlement of $200,000 in service and consulting fees and 10,000 shares of common stock to its executive officers.

During the first quarter of 2021 the company issued 17,500 shares of common stock for sale of shares for cash.

During the periods ending September 30, 2021 and September 30, 2020, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending September 30, 2021 and September 30, 2020, the Company did not receive any capital contributions.

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

On September 30, 2021, The Company and Central Operating, LLC entered into and executed the Second Amended and Restated Promissory Note which extended the date of the repayment of the Barrister Original Promissory Note to April 1, 2022, and restated all other provisions contained in the Barrister Original Promissory Note.

Initiaion of Proprietary Quotations on OTC Markets, Inc.; Assignment of the Trading Symbol

On October 21, 2021, Financial Industry Regulatory Authority (“FINRA”) notified the Company that FINRA cleared the Company’s application to initiate proprietary quotations of its common stock on OTC Markets Inc. Pink marketplace and assigned a trading symbol “CJAX” to the Company’s common stock.  On October 25, 2021, the Company started to trade its common stock on the Pink current marketplace of OTC Markets under its current symbol “CJAX.”

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and our interim unaudited financial statements and accompanying notes to these financial statements.

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

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs and striving to show a gain in annual production while reducing the Company's debt.

Executive Summary - Third Quarter 2021 Developments and Highlights

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

Results of Operations – For the Three and Nine Months Ended September 30, 2021, and 2020

Oil and natural gas sales.  For the nine months ended September 30, 2021, oil and natural gas sales revenue increased $8,160 to $8,160, compared to $0 for the same period during 2020, entirely as a result of the Company's acquisition of Barrister Energy, LLC. For the three months ended September 30, 2021, and 2020 there were no sales of oil and natural gas.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $0 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2020, to $29,878 or $154.81 per BOE for the

nine months ended September 30, 2021. Lease operating expenses were $1,468 for the three months ended September 30, 2021, and $0 for the three months ended September 30, 2020.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 0% during the nine months ended September 30, 2020, and remained steady at 6%, or $490, for the nine months ended September 30, 2021, and $0 for the three months ended September 30, 2021, and September 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates, or the state of Alabama change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense was $1,812 for the nine months ended September 30, 2021, compared to $0 during the same period in 2020. For the three months ended September 30, 2021, the accretion expense was $604 and $0 for the same period in 2020. The increase was the result of the acquisition of Barrister Energy, LLC.

General and administrative expenses.  General and administrative expense increased $223,186 to $429,804 for the nine months ended September 30, 2021, as compared to $206,618 for the nine months ended September 30, 2020.  The increase in general and administrative expense is primarily attributable to stock-based compensation related expenses and the acquisition of Barrister Energy, LLC. General and administrative expense decreased $12,095 to $84,818 for the three months ended September 30, 2021, as compared to $96,913 for the three months ended September 30, 2020. The decrease in general and administrative expense is primarily attributable to reduced legal, stock transfer and audit fees.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$84,818	$96,913	$209,804	$206,618
Stock Based Compensation	-	-	220,000	-
General and administrative expense	$84,818	$96,913	$429,804	$206,618

Interest expense.  Interest expense increased $472 to $1,909 for the nine months ended September 30, 2021, as compared to $1,437 for the nine months ended September 30, 2020, and increased $31 to $643 for the three months ended September 30, 2021 as compared to $612 for the three months ended September 30, 2020.

Net income (loss).  For the nine months ended September 30, 2021, the Company had net loss of $455,724, as compared to net loss of $207,055 for the nine months ended September 30, 2020. For the three months ended September 30, 2021, the Company had net loss of $87,528, as compared to net loss of $97,525 for the three months ended September 30, 2020. The primary contributor to this change is the acquisition of Barrister Energy, LLC.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine month periods ended September 30, 2021 and 2020:

For the Three Months	For the Nine Months
Ended September 30,	Ended September 30,

	2021	2020	2021	2020
Oil volume (Bbls)	-	-	183	-
Natural gas volume (Mcf)	-	-	-	-
Total Production (Boe)	-	-	183	-

Average Sales Price
Oil price (per Bbl)	-	-	44.59	-
Gas price (per Mcf)	-	-	-	-
Total per BOE	-	-	44.59	-

Capital Resources and Liquidity

For the nine months ended September 30, 2021, the Company had cash on hand of $41,056, compared to $44,051 as of December 31, 2020.  The Company had net cash used in operating activities for the nine months ended September 30, 2021, of $79,660, compared to $41,828 for the same period of 2020.  The primary difference in the cash used in operations was the difference in stock payments to vendors for previous services from 2021 to 2020.  The Company had net cash used in investing activities of $0 for the nine months ended September 30, 2021, compared to $0 in 2020.  Net cash provided by financing activities was $76,665 for the nine months ended September 30, 2021, and $115,607 for the same period in 2020.

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

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors' supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

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

The Company's revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and CoJax's ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. CoJax currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company's sales; further, the Company accepts payment for its commodity sales only in U.S. dollars.  CoJax is therefore not exposed to foreign currency exchange rate risk on these sales.

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

Based on management's evaluation, Messrs. Guzy and Wellman concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see "Item 1A. Risk Factors" in the 2020 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2020 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Non applicable.

Item 5. Other Information

On October 21, 2021, FINRA notified the Company that it received eligibility to initiate proprietary quotations of its common stock on OTC Markets Inc. Pink marketplace under a new trading symbol “CJAX.” On October 25, 2021, the Company started to trade its common stock on the Pink current marketplace of OTC Markets under its current symbol “CJAX.”

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

CoJax Oil and Gas Corporation

Date: November 15, 2021	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)