Form 10-K/A
period 2020-12-31
CoJax Oil & Gas Corp
filed 2022-05-31
CIK 1763925

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[x]	Smaller reporting company	[X]

		Emerging Growth company	[X]

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

Yes [  ] No [X]

There was no trading market for the registrant’s common stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.  Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

4,096,751 shares of common stock were issued and outstanding as of May 13, 2021.

·

• EXPLANATORY NOTE

·

CoJax Oil and Gas Corporation, a Virginia corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on May 14, 2021. This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is being filed to restate certain information in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2020, contained in the Original Form 10-K (the “Restatement”) for the reasons stated below.

On May 9, 2022, the Board of directors of the Company, after discussion with management and its auditors, determined that the Company’s previously issued financial statements included in the Original Form 10-K and the subsequent Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Quarterly Reports”) should not be relied upon because the Company incorrectly accounted that its acquisition of Barrister Energy, LLC that occurred on November 17, 2020 (the “Acquisition”) was a business combination and reported the properties acquired at the fair value of purchase consideration, including the common shares issued and debt assumed. After further analysis and discussions, the Company concluded that (i) the Acquisition is deemed an asset acquisition and needs to be accounted for as an "acquisition under common control" as defined by ASC 805-50-30; (ii) the carrying value of the Company’s oil and gas properties shall be reduced from $10,000,000 to $2,700,000, the historical cost to Barrister; and (iii) the Company will use the successful efforts accounting method for its oil and gas producing activities.  In addition, this Amendment also reconciled certain dates in the financial statements, using November 17, 2020, as the date of the completion of the Acquisition and June 16, 2020, the date of the entering into the definitive acquisition agreement with Barrister, as the date when the Company obtained interim operational control over the Barrister’s properties.

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary, to reflect the Restatement. Accordingly, certain statements related to the Acquisition, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Supplementary Data included in the Original 10-K have been amended and reflected. The Supplementary Data has been removed as the Company deemed the SEC Reserve Report inadequate and confusing to the purposes of this Form 10-K/A.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

Cojax Oil and Gas Corporation

Form 10-K/A

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

We filed a registration statement on a Form S-1 which was declared effective by the Commission on October 9, 2020 (and the post-effective amendment No. 1 to this registration statement was declared effective by the Commission on October 22, 2020) to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share. The proceeds of the offering is to raise working capital for our corporate operating overhead and to fund establishing at least one deep drilling rig for the Barrister Oil Rights.  We do not intend to do exploratory drilling, which is expensive and typically can only be afforded by the larger oil production companies. Barrister has existing rigs that are producing oil.  Exploratory drilling can verify the presence of oil and is used to reduce the risk of establishing deep drilling rigs. As an early stage development company and with limited oil production history of Barrister oil rights, the Company does not believe that it can raise funding for exploratory drilling rigs and deep drilling oil rigs.  As of May 13, 2021, we have raised $53,000 pursuant to the offering covered by said registration statement. The Registration Statement closed on May 31, 2021.

CoJax has a corporate website under development at URL: http://www.cojaxoilandgas.com. The website should be operational in July 2021.

Acquisition of Barrister Energy

On November 17, 2020, the Company consummated the transactions contemplated by the acquisition agreement dated June 16, 2020 with Barrister Energy, LLC, a Mississippi limited liability company, and all of the members of Barrister (the “Barrister Agreement”) or (the “Acquisition Agreement”).  The Company issued 3,650,000 shares to the members of Barrister in exchange for 100% of the outstanding membership interests, resulting in Barrister becoming a wholly-owned subsidiary of Cojax (the “Exchange”). The Barrister Agreement also provided that we assume $2,700,000 debt obligations of Barrister (the “Assumed Debt”), which debt obligation evidences the purchase price for Barrister’s acquisition of its current oil drilling and production rights and leases in Alabama.

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

Under the Purchase and Sale Agreement, COP retained financial benefit of oil produced prior to and on June 1, 2019, and Barrister owned all post-June 1, 2019 oil production.  Barrister had until August 31, 2019 to challenge any title defects affecting acquired assets. Barrister asserted no title defects. COP conveyed by Special Warranty of Title in respect of acquired assets “as is and with all faults” on date of purchase, but the warranty does not cover fitness of acquired assets for any specific purpose, or future productivity of acquired assets, or hazardous material liabilities.  Barrister waived, released, held harmless and indemnified COP and its affiliates from all liabilities associated with or arising from the Barrister Oil Rights.

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

We will cease to be an emerging growth company upon the earliest of:

•the last day of the fiscal year in which we have $1.0 billion or more in annual revenues;

•the date on which we become a "large accelerated filer" (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

•the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•the last day of the fiscal year following the fifth anniversary of our initial public offering of securities, which initial public offering of securities was declared effective on August 12, 2019, by the Commission.

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

Energy Production in Alabama.  The State of Alabama is located in the Southeastern United States alongside the Gulf of Mexico and has been producing petroleum since 1940s.  While the peak of oil production in Alabama was in the 1980s, according to the U.S. Department of Energy’s Energy Information Administration.  As of 2020, Alabama was ranked 20th among the states in production of oil and natural gas combined and is producing oil at an annual rate of 3.2 millions of barrels of oil (based on 9,000 barrels a day as of June 2020).  Alabama's major oil and gas-producing regions are located in the western and southwestern part of the state.

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

Our Key Competitive Strengths

The day-to-day operations of the oil drilling and production from our lease assets in the Gulf States Drill Region will be handled by independent contract operators with experience in conducting oil drilling and operations in the Region. These contractors will handle all operational aspects of oil drilling, storage and production. The Company’s officers will provide executive oversight of its operation as well as handling corporate governance, legal compliance, financial affairs and funding efforts of our company.

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

Our past efforts to raise working capital have been unsuccessful. Although our initial public offering was declared effective by the Commission in August 2019, we were unable to sell any shares and terminated said offering. Notwithstanding, we filed a registration statement on a Form S-1 which was declared effective by the Commission on October 9, 2020 (and the post-effective amendment No. 1 to this registration statement on Form S-1 was declared effective on October 22, 2020) to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share. The proceeds of the offering is to raise working capital for our corporate operating overhead and to fund establishing at least one deep drilling rig for the Barrister Oil Rights.  As of May 13, 2021, we have raised $53,000 pursuant to the offering covered by said registration statement. The Registration Statement closed on May 31, 2021. This offering may fail to raise any or sufficient working capital for necessary operating expenses of CoJax or expansion of Barrister oil drilling operations.

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

The Acquisition was consummated on November 17, 2020. CoJax assumed a $2.7 Million Promissory Note issued by Barrister to acquire Barrister Oil Rights - the “Assumed Debt.”  The Assumed Debt is secured by the Barrister Oil Rights and evidenced by a promissory note issued to C.O.P., who was the prior owner of those rights. The Assumed Debt is due and payable in a lump sum on June 1, 2021 (maturity date). CoJax assumed the Assumed Debt upon the execution of the Acquisition Agreement. CoJax needs to raise money or restructure the Assumed Debt to avoid a default under the promissory note for the Assumed Debt and do so by June 1, 2021. A default under the promissory note could result in litigation causing the bankruptcy or insolvency of CoJax-Barrister.  Any default on the Assumed Debt could result in the levy on and subsequent loss of Barrister Oil Rights. There is no assurance given that CoJax can pay off or restructure the Assumed Debt and avoid the potentially catastrophic financial consequences of a default.  The raising of funds to pay off the Assumed Debt is a potentially daunting task under current and projected economic and oil industry conditions imposed by the ongoing COVID-19 pandemic and disruptive impact of possible production disputes among members of OPEC (especially Saudi Arabia and Russia), both of which cause erratic and depressed global and domestic market prices for oil.  The drop in consummation of oil due to the COVID-19 pandemic has also resulted in oil inventory surpluses that have lowered the global and domestic market price for oil.  It is uncertain if C.O.P. would agree to restructure the Assumed Debt as of the date of this Annual Report or prior to maturity date of the promissory note.  There is no certainty about when the adverse impact of the COVID-19 epidemic will end, especially since some U.S. Government health officials have stated that an effective vaccine may not be widely available until mid or late 2021. Neither CoJax nor Barrister has the funds, liquid assets, or funding commitment to pay off the Assumed Debt as of the date hereof. There is a substantial risk of business failure posed by the Assumed Debt to CoJax if CoJax assumes it and if the Assumed Debt cannot be paid off or restructured prior to June 1, 2021.

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

Since none of the CoJax senior officers are experienced in management of oil exploration and production companies, CoJax management will rely on the guidance of Jeffrey Delancey, who is a member of Barrister on a part-time basis and is an experienced oil exploration and production executive at the public company level.  Further, CoJax will rely on experienced contractors, like C.O.P., and Barrister’s other principals to conduct CoJax-Barrister’s day-to-day oil drilling and production operations.  This reliance on Barrister principals and contractors, especially with Mr. Delancey and other Barrister principals not being working on a full-time basis on Barrister matters, makes CoJax vulnerable to the adverse impact of the loss Mr. Delancey’s experience and participation in management.  None of the other principals of Barrister may be suitable or willing to replace Jeffrey Delancey as an operational manager of Barrister, especially since they have other business obligations and. interests. If CoJax expands oil production or acquires new oil exploration and production rights and leases, then CoJax-Barrister would in all likelihood have to engage additional, experienced contractors or employ a full-time oil drilling and production operational executive or manager to handle the increased oil drilling and production.  The funds for an expanded management team would have to come from the net proceeds of the public offering or other funding sources. If CoJax and Barrister do not engage adequate, experienced managers and officers when and if oil production expands, this deficiency may adversely impact the ability of CoJax and Barrister to manage its operations. As such, CoJax and Barrister management may be unable to efficiently manage and operate any expanded, significant oil production and CoJax-Barrister may not develop a profitable, sustainable oil production business.

We do not have sufficient resources to fund all of the necessary working capital needs of CoJax and CoJax-Barrister. CoJax estimates that it requires at least $500,000 for CoJax overhead in 2021, including estimated insurance premiums, accounting/legal costs and personnel costs, NASDAQ Capital Market fees.  Based on anecdotal evidence and industry sources, CoJax believes that establishing a deep drilling rig will cost at least $60,000 and drilling to 10,000 feet will cost at least $2,200,000.  Actual costs may exceed these estimates due to changing economic, market, regulatory and other conditions and factors.  This Offering may not produce sufficient working capital for CoJax-Barrister working capital needs unless the entire 6 million Shares are sold and sold in time to fund working capital needs as they arise. If the public offering fails to raise sufficient funding, CoJax-Barrister will be forced to seek other funding, which funding, especially debt financing, may impose restrictions on operations or be so costly as to severely limit potential profitability of CoJax-Barrister oil production, or be unavailable in sums and in time to meet CoJax-Barrister’s needs.  The initial public offering of CoJax failed to raise any working capital. If the current offering fails to raise sufficient working capital as needed, CoJax may be unable to fund the expansion of Barrister oil drilling operations or pay for CoJax’s operating costs.

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

CoJax needs additional working capital to fund the expansion of drilling operations to progress beyond a subsistence level of oil-based revenue.  Small independent oil producers like CoJax-Barrister often experience an inability to obtain affordable debt or equity financing for expanding oil production due to limited collateral and limited oil production and revenues from operations.  Under the chaotic market conditions for oil in 2020 to date, CoJax and Barrister may be unable to obtain funding for the growth of drilling operations in 2021.

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

If we are unable to fund our working capital requirements, we may be required to curtail or suspend any existing operations relating to the exploration and development of oil, which in turn could lead to a possible loss of rights or leases to explore for oil, or we may be otherwise unable to implement our business development plan, complete acquisitions or take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on any future production, revenues, and results of operations.

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

With any expanded oil exploration and drilling, CoJax will eventually need to replace existing oil reserves with new oil reserves and develop those oil reserves. Failing that, oil reserves and production will decline, which would adversely affect future cash flows and results of operations. Once CoJax-Barrister starts increased oil production, then producing oil reservoirs generally will be characterized by declining production rates that vary depending upon oil reservoir characteristics and other factors. Unless CoJax-Barrister conducts successful ongoing exploration and development activities or continually acquires properties containing proved reserves, proved reserves would decline as those reserves are produced. Future reserves and production, and therefore future cash flow and results of operations, are highly dependent on the success in efficiently developing current reserves and economically finding or acquiring additional recoverable oil reserves. CoJax-Barrister may not be able to develop, find, or acquire sufficient additional reserves to replace our current and future production. If they are unable to replace current and future oil production, the value of existing reserves will decrease, and business, financial condition, and results of operations would be materially and adversely affected.

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

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget. CoJax-Barrister may encounter an increase in the cost of securing needed drilling rigs, equipment, and supplies. Larger producers may be more likely to secure access to such equipment by offering more lucrative terms.  If CoJax-Barrister is unable to acquire access to such resources or can obtain access only at higher prices, its ability to convert oil reserves into cash flow could be delayed, and the cost of producing from those oil reserves could increase significantly, which would adversely affect results of operations and financial condition.  Barrister’s current drilling operations are limited, and the availability of essential drilling assets may not become a risk factor until such time as CoJax-Barrister increases drilling operations.

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

•The U.S. Federal Water Pollution Control Act, also known as the federal Clean Water Act, regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States.

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

Investors will experience dilution of their ownership interest due to the future issuance of additional shares of our common stock. We are in a capital-intensive business and may not have sufficient funds to finance the growth of our business, future acquisitions, or to support our projected capital expenditures. In the future, we intend to issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of our common stock offered hereby. Under our Amended and Restated Articles of incorporation, as amended, we are authorized to issue 300,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share, which include 500,000 shares of Series A Convertible Preferred Stock with preferences and rights as determined by our Board. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in future public offerings or private placements for capital raising purposes or for other business purposes, potentially at an offering price, conversion price or exercise price that is below the trading price of our common stock.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies and restatements are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See NOTE 14 of our financial statements, including Restatement of Previously issued Financial Statements for additional information.

On May 9, 2022, the Board of directors of the Company, after discussion with management, determined that the Company’s previously issued financial statements included in the Original Form 10-K need to be restated, to among other things, amend the statements used in the Original Form 10-K regarding the method of accounting it uses.  The Restatement below reflects that the Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. All of our properties are located within the continental United States.

Write-down of Oil and Natural Gas Properties The Company will review its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It will estimate the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value.

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

Restatement to Correct 2020 Misstatements

As discussed in Note 14 to the consolidated financial statements, the 2020 financial statements have been restated to correct misstatements.

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

\s\ Haynie & Company

Haynie & Company

Salt Lake City, Utah

Error! No document variable supplied., except for the effects of the restatement discussed in Note 5, Note 6, Note 9 (first paragraph), and Note 14 to which the date is May 27, 2022.

We have served as the company’s auditor since 2018

CoJax Oil and Gas Corporation

Consolidated Balance Sheets (RESTATED)

As of December 31, 2020, and December 31, 2019

	As of	As of
	December 31, 2020	December 31, 2019
	RESTATED
ASSETS
Current assets:
Cash	$44,051	$28,189
Total current assets	44,051	28,189
Other assets:
Barrister property rights	2,700,000	-
Barrister property asset retirement obligation - net	79,802	-
Total other assets	2,779,802	-

Total assets	$2,823,853	$28,189

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,799	$8,890
Accrued interest payable	2,410	329
Accrued M&A expense payable	620,500	-
Notes payable – PPP	49,992	-
Notes payable – related party	127,615	62,000
Accrued salaries and payroll taxes	611,714	-
Total current liabilities	1,430,030	71,219
Long-term liabilities:
Barrister asset retirement obligation	82,149	-
Note payable – Barrister acquisition	2,700,000	-
Total long-term liabilities	2,782,149	-

Total liabilities	4,212,179	71,219

Stockholders’ deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, no shares issued and outstanding, respectively.	-	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 3,659,001 and 1 shares issued and outstanding, respectively.	36.590	-
Additional paid-in capital	(18,588)	2
Accumulated deficit	(1,406,328)	(43,032)

Total stockholders’ deficit	(1,388,326)	(43,030)

Total liabilities and stockholders’ equity	$2,823,853	$28,189

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

For the years ending December 31, 2020, and December 31, 2019

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019

Revenues	$-	$-

Expenses:
General & administrative expenses	1,349,653	35,169
Operating expenses	10,215	-
Accretion expense	2,347	-
Total expenses	1,362,215	35,169

Loss from operations	(1,359,868)	(35,169)

Other income (expense):
Other income – EIDL grant	1,000	-
Interest expense	(2,081)	-
Total other income (expense)	(1,081)	-

Net loss	$(1,363,296)	$(35,169)

Net loss per common share - basic and diluted	$(3.10)	$(35,169)
Weighted average number of common shares outstanding during the period - basic and diluted	440,308	1
See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Cash Flows

For the years ending December 31, 2020, and December 31, 2019

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net loss	$(1,363,296)	$(35,169)
Adjustments to reconcile Net loss to net cash used in operations:
Amortization of asset retirement obligation	2,347
Accounts payable	8,909
Accrued M&A expense	620,500	-
Accrued salaries and payroll taxes	611,714	-
Deferred offering costs – write off	-	7,000
Accrued interest payable	2,081	(78)
Total adjustments to reconcile net loss to net cash provided by operations	1,245,551	8,356
Net cash used in operating activities	(117,745)	(26,813)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	65,615	62,000
Payments on loans payable – related party	-	(10,498)
Proceeds from loans payable – SBA PPP loan	49,992	-
Proceeds from sale of common stock	18,000	-
Net cash provided by financing activities	133,607	51,502

Net increase in cash	15,862	24,689
Cash at beginning of period	28,189	3,500
Cash at end of period	$44,051	$28,189

Supplemental disclosure of non-cash investing and financing activities:
Note payable – Barrister acquisition	$2,700,000	$-
Common stock for Barrister acquisition	$-	$-
Addition of asset retirement obligation	$82,149	$-
Interest paid, net of capitalized interest	$-	$608

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Stockholder’s Equity (Deficit) (RESTATED)

For the years ending December 31, 2020, and December 31, 2019

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2018	-	$-	1	$-	$2	$(7,863)	$(7,861)
Net (loss) for the Year ending December 31, 2019	-	-	-	-	-	(35,169)	(35,169)
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,032)	$(43,030)
Sale of common stock for cash	-	-	9,000	90	17,910	-	18,000
Shares issued - Barrister acquisition	-	-	3,650,000	36,500	(36,500)	-	-
Net (loss) for the Year ending December 31, 2020	-	-	-	-	-	(1,363,296)	(1,363,296)
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$18,588	$(1,406,328)	$(1,388,326)

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Notes to Consolidated Financial Statements (RESTATED)

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

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

Unproved oil and gas properties will be assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss will be recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, will be removed from the accounts and charged to expense.

The Company will review its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long- lived assets and for long-

lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses as of December 31, 2020 or December 31, 2019.

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

NOTE 5 – ACQUISITION (RESTATED)

On November 17, 2020, the Company completed the acquisition of Barrister Energy, LLC and the oil and gas properties of Barrister Energy, LLC, (the “Acquisition”). The acquired properties consist of 700 gross acres and include a 95% average working interest and a 79% average net revenue interest.

The Acquisition was recognized as a transaction with entities under common control whereby CoJax recorded the assets acquired and the liabilities assumed at the historical cost to Barrister as of November 17, 2020. Revenues and related expenses for the Acquisition are included in our consolidated statement of operations beginning June 16, 2020 which is the date the Company obtained control of the properties.

The $2.7 million, zero interest, long-term note is payable to Central Operating, LLC at the signing of the Purchase and Sale Agreement on June 16, 2020. The Acquisition payable to be settled through equity was settled at the closing on November 17, 2020 through the issuance of 3,650,000 shares of common stock. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common stock has no effect on stockholders’ equity. The Company incurred $620,500 in non-capitalizable acquisition related costs, which were recognized in general and administrative expense during the year ended December 31, 2020.

The Company will continue to evaluate the fair value of the assets and liabilities reflected above and will record any adjustments, if needed, in future periods.

The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Historical Cost of consideration given;
Assets acquired:
Barrister property rights	$2,700,000
ARO asset	82,149
Liabilities assumed:
Asset retirement obligations	(82,149)
Total Identifiable Net Assets	$2,700,000
(Due to the limited operations of Barrister Energy the proforma consolidated results of operations were not considered material as if the acquisition occurred on January 1, 2019.)

NOTE 6 – LONG LIVED ASSETS (RESTATED)

At December 31, 2020 through the Company’s acquisition of Barrister Energy, LLC had leased oil and gas properties assets valued at $2,700,000 and at December 31, 2019, the Company had no other long-lived assets.

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

NOTE 10 – STOCKHOLDER’S DEFICIT (RESTATED)

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

Common Stock

In November, the Company issued 3,650,000 shares as part of the Barrister acquisition. As mentioned in NOTE 5 the acquisition was accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost which resulted in no value being allocated to the shares being issued.

During the year ended December 31, 2020, the Company issued 9,000 shares at a share price of $2.00 for cash proceeds. During the year ending December 31, 2019, no shares of Common Stock were issued.

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

Balance, December 31, 2019	$-
Liabilities acquired	82,149
Liabilities incurred	-
Liabilities settled	-
Accretion expense	(2,347)
Balance, December 31, 2020	$79,802

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 13, 2021, the Company filed with the SEC the Original Form 10-K, together with all exhibits thereto, which included consolidated financial statements as of December 31, 2020.  On May 9, 2022, the management of the Company concluded the December 31, 2020, consolidated financial statements included in the Original Form 10-K should no longer be relied upon because of an error related to classification of the Acquisition as a business combination and that the properties were acquired at the fair value of purchase consideration, including the common shares issued and debt assumed. The errors were deemed material to the consolidated financial statements for the year ended December 31, 2020, and resulted in restatements more fully described below.

The Company will write down the Acquisition amount from $10,000,000 to $2,700,000, the historical cost to Barrister. The Acquisition is deemed an asset acquisition.

Summary of changes to the original 10-K financial statements:

	As filed with the original	Adjustment	Restated as filed with Amendment One
Balance Sheet
Barrister property rights - Asset	$10,000,000	$(7,300,000)	$2,700,000
Common stock	$36,590	$-	$36,590

Additional paid-in capital	$7,281,412	$(7,300,000)	$(18,588)
Statements of Stockholders Deficit
Shares Issued – Barrister Acquisition – at Par Value	$36,500	$-	$36,500
Shares issued – Barrister Acquisition – Additional Paid-in Capital	$7,263,500	$(7,300,000)	$(36,500)

NOTE 15 - SUBSEQUENT EVENTS

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

Mr. Wellman, age 73, has been our Chief Financial Officer since March 16, 2020.  Mr. Wellman has over 40 years of business experience as an accountant, controller, chief financial officer, chief information officer, and senior executive for various companies and two large accounting firms.  Since 2006, Mr. Wellman has maintained a business and financial consulting business in Arlington, Virginia.   He has an MBA from Marshall University and a B.S. in Accounting from the University of Charleston.

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
3.1.1

Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated December 22, 2017 (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

3.1.2

Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation with the Designation of Series A Convertible Preferred Stock, $0.01 par value per share, dated January 23, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on January 31, 2020)

3.1.3

Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated June 12, 2020 (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)

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
10.5

Purchase and Sale Agreement dated June 1, 2019, between Barrister Energy, LLC, and Central Operating, LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the Commission on June 22, 2020)

10.6

Investment Banking/Corp Advisory Agreement by Newbridge Securities Corporation and CoJax Oil and Gas Corporation, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

10.7	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)

10.8

Promissory Note, dated June 1, 2019, issued by Barrister Energy, LLC pursuant to the Purchase and Sale Agreement dated June 1, 2019, with Central Operating, LLC (incorporated by reference to Exhibit 2.3 to the Form 8-K filed with the Commission on June 22, 2020)

10.9

Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10

Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)

10.11

Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
31.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Barrister Energy, LLC Oil Leases (incorporated by referend to Exhibit 99.2 to the Form 10-K filed with the Commission on May 13, 2021)

  * Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: May 27, 2022

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: May 27, 2022

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 27, 2022