Form 10-Q/A
period 2021-03-31
CoJax Oil & Gas Corp
filed 2022-06-01
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

• EXPLANATORY NOTE

·

CoJax Oil and Gas Corporation, a Virginia corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 28, 2021. This Amendment No. 1 on Form 10-Q (this “Amendment” or “Form 10-Q/A”) is being filed to restate certain information in the Company’s previously issued condensed financial statements for the quarter ended March 31, 2021, contained in the Original Form 10-Q (the “Restatement”) for the reasons stated below.

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

This Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary, to reflect the Restatement. Accordingly, certain statements related to the Acquisition, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Supplementary Data included in the Original 10-Q have been amended and reflected.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-Q/A includes the currently dated certifications as exhibits.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

CoJax Oil and Gas Corporation

Form 10-Q/A

For the Quarter Ended March 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K/A for the year ended December 31, 2020. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

•declines or volatility in the prices we receive for our oil and natural gas;

•our ability to raise additional capital to fund future capital expenditures;

•our ability to generate sufficient cash flow from operations, borrowings, or other sources to enable us to fully develop and produce our oil and natural gas properties;

•general economic conditions, whether internationally, nationally, or in the regional and local market areas in which we do business;

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

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K/A.

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS (RESTATED)

(UNAUDITED)

	March 31,	December 31,
As of	2021	2020
	(RESTATED)
ASSETS
Current Assets
Cash and cash equivalents	$71,250	$44,051
Total Current Assets	71,250	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	2,779,803	2,779,802
Total Properties and Equipment	2,779,803	2,779,802
Total Assets	2,851,053	2,823,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	35,384	17,799
Accrued interest payable	3,039	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	27,013	611,714
Notes payable – PPP	49,992	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	243,043	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	82,754	82,149
Total long-term liabilities	2,782,754	2,782,149
Total Liabilities	3,025,797	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 shares issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3.659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	1,486,034	(18,588)
Accumulated deficit	(1,668,246)	(1,406,328)
Total Stockholders’ Equity	(174,744)	(1,388,326)
Total Liabilities and Stockholders' Equity	$2,851,053	$2,823,853

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

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,819)	(32,819)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$18,588	$(1,406,328)	$(1,388,326)
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,668,246)	$(174,744)

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

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2020.

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

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2021 and December 31, 2020, the Company had no exposure in excess of insurance.

Oil and Gas Properties – The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2021 and December 31, 2020, the Company had no exposure in excess of insurance.

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

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 13, 2021, the Company filed with the SEC the Original Form 10-K, together with all exhibits thereto, which included consolidated financial statements as of December 31, 2020.  On May 9, 2022, the management of the Company concluded that the December 31, 2020 consolidated financial statements included in the Original Form 10-K and the subsequent condensed financial statements included in the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Quarterly Reports”) should no longer be relied upon because of an error related to the classification of the Acquisition as a business combination and that the properties were acquired at the fair value of purchase consideration, including the common shares issued and debt assumed. The errors were deemed material to the consolidated financial statements for the year ended December 31, 2020 and resulted in restatements more fully described below.

The Company will write down the Acquisition amount from $10,000,000 to $2,700,000, the historical cost to Barrister. The Acquisition is deemed an asset acquisition under common control.

Summary of changes to the original 10-Q financial statements:

	As filed with the original	Adjustment	Restated
Condensed Balance Sheet
Barrister property rights - Asset	$10,079,803	$(7,300,000)	$2,779,803
Additional paid-in capital	$8,749,534	$(7,300,000)	$1,449,534
Condensed Statement of Stockholders’ Equity
Balance, December 31, 2020 – Additional paid-in capital	$7,281,412	$(7,300,000)	$(18,588)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020, and our interim unaudited financial statements and accompanying notes to these financial statements.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in the 2020 Form 10-K/A in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2020 Form 10-K/A.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

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

CoJax Oil and Gas Corporation

Date: May 31, 2022	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 31, 2022	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)