Form 10-Q/A
period 2021-06-30
CoJax Oil & Gas Corp
filed 2022-06-01
CIK 1763925

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

• EXPLANATORY NOTE

·

CoJax Oil and Gas Corporation, a Virginia corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 16, 2021. this Amendment No. 1 on Form 10-Q (this “Amendment” or “Form 10-Q/A”) is being filed to restate certain information in the Company’s previously issued condensed financial statements for the quarter ended June 30, 2021, contained in the Original Form 10-Q (the “Restatement”) for the reasons stated below.

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

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS (RESTATED)

(UNAUDITED)

	June 30,	December 31,
As of	2021	2020
	(RESTATED)
ASSETS
Current Assets
Cash and cash equivalents	$82,954	$44,051
Total Current Assets	82,954	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	2,779,802	2,779,802
Total Properties and Equipment	2,779,802	2,779,802
Total Assets	2,862,756	2,823,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	41,548	17,799
Accrued interest payable	3,675	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	73,333	611,714
Accrued payroll taxes	22,592	-
Notes payable – PPP	91,657	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	360,418	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	83,358	82,149
Total long-term liabilities	2,783,358	2,782,149
Total Liabilities	3,143,776	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 shares issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3,659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	1,449,534	(18,588)
Accumulated deficit	(1,774,524)	(1,406,328)
Total Stockholders’ Equity	(281,022	(1,388,326)
Total Liabilities and Stockholders' Equity	$2,862,756	$2,823,853

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

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,818)	(32,818)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)
Net (loss) for the six months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020		$-	-	$-	$2	$(153,062)	$(153,060)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$1,388,326
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,668,246)	$(174,744)
Net (loss) for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,774,524)	$(281,022)

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

Summary of changes to the original 10-Q financial statements:

	As filed with the original	Adjustment	Restated Amount
Condensed Balance Sheet
Oil and natural gas properties subject to amortization	$10,079,803	$(7,300,000)	$2,779,803
Additional paid-in capital	$8,749,534	$(7,300,000)	$1,449,534
Condensed Statement of Stockholders’ Equity
Balance, December 31, 2020 – Additional paid-in capital	$7,281,412	$(7,300,000)	$(18,588)

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

Interest expense.  Interest expense increased $441 to $1,266 for the six months ended June 30, 2021, as compared to $825 for the six months ended June 30, 2020 and increased $185 to $636 for the three months ended June 30, 2021 as compared to $451 for the three months ended June 30, 2020.

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