Form 10-Q/A
period 2021-09-30
CoJax Oil & Gas Corp
filed 2022-06-01
CIK 1763925

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

• EXPLANATORY NOTE

·

CoJax Oil and Gas Corporation, a Virginia corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on November 15, 2021. this Amendment No. 1 on Form 10-Q (this “Amendment” or “Form 10-Q/A”) is being filed to restate certain information in the Company’s previously issued condensed financial statements for the quarter ended September 30, 2021, contained in the Original Form 10-Q (the “Restatement”) for the reasons stated below.

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

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under "Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

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

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS (RESTATED)

(UNAUDITED)

	September 30,	December 31,
As of	2021	2020
	(RESTATED)
ASSETS
Current Assets
Cash and cash equivalents	$41,056	$44,051
Total Current Assets	41,056	44,051
Properties and Equipment
Oil and natural gas properties subject to amortization	2,779,802	2,779,802
Total Properties and Equipment	2,779,802	2,779,802
Total Assets	2,820,858	2,823,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	43,327	17,799
Accrued interest payable	4,319	2,410
Accrued M&A expense payable	-	620,500
Accrued salary expense	112,916	611,714
Accrued payroll taxes	25,612	-
Notes payable – PPP	91,657	49,992
Notes payable – related party	127,615	127,615
Total Current Liabilities	405,446	1,430,030
Long-term Liabilities
Barrister acquisition note payable	2,700,000	2,700,000
Asset retirement obligations	83,962	82,149
Total long-term liabilities	2,783,962	2,782,149
Total Liabilities	3,189,408	4,212,179
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 Series A shares, $0.01 par value issued and outstanding, respectively.	3,000	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 4,096,751 and 3,659,001 shares issued and outstanding, respectively.	40,968	36,590
Additional paid-in capital	1,449,534	(18,588)
Accumulated deficit	(1,862,052)	(1,406,328)
Total Stockholders’ Equity	(368,550)	(1,388,326)
Total Liabilities and Stockholders' Equity	$2,820,858	$2,823,853

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

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,532)	$(43,530)
Net (loss) for the three months ending March 31, 2020	-	-	-	-	-	(32,818)	(32,818)
Balance, March 31, 2020	-	$-	1	$-	$2	$(76,351)	$(76,349)
Net (loss) for the three months ending June 30, 2020	-	-	-	-	-	(76,712)	(76,712)
Balance, June 30, 2020	-	$-	1	$-	$2	$(153,062)	$(153,060)
Net (loss) for the three months ending September 30, 2020	-	-	-	-	-	(97,525)	(97,525)
Balance, September 30, 2020	-	$-	1	$-	$2	$(250,587)	$(250,585)

Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	$-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	3,000	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,668,246)	$(174,744)
Net (loss) for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,774,524)	$(281,022)
Net (loss) for the three months ending September 30, 2021	-	-	-	-	-	(87,528)	(87,528)
Balance, September 30, 2021	30,000	$3,000	4,096,751	$40,968	$1,449,534	$(1,862,052)	$(368,550)

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

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K/A for the year ended December 31, 2020.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see "Item 1A. Risk Factors" in the 2020 Form 10-K/A in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2020 Form 10-K/A.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

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