Form 10-K
period 2021-12-31
CoJax Oil & Gas Corp
filed 2022-06-14
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

(703) 479-8538

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

There was no trading market for the registrant’s common stock as of March 31, 2022, the last business day of the registrant’s most recently completed first fiscal quarter.  Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

As of June 13, 2022, there were 5,992,131 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cojax Oil and Gas Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements reflect the current view about future events and are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Such statements include, among others, statements regarding our business growth strategy, our plans, objectives, expectations, and intentions, our future operating results, the competitive nature of the industry in which we will conduct our business, crude oil and natural gas commodity prices, demand for oil, the effects of government regulation and changes in that regulation, the effect of new technology on oil exploration and production and our ability to acquire and use that technology, our ability to maintain effective information technology systems and guard against cyber-attacks or hacking, the ongoing effect of Covid-19, our ability to obtain permits, approvals, and authorizations from governmental and third parties, planned acquisitions and future capital expenditures, our ability to service our debt obligations, financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital to acquire and expand oil drilling and production and to fund overhead. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section entitled “Risk Factors” of this Annual Report. All forward-looking statements speak only as of the date of this Annual Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

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

COMMONLY USED ABBREVIATIONS AND DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our,” refer to CoJax Oil and Gas Corporation, a Virginia corporation, and its wholly-owned subsidiary, Barrister Energy, L.L.C., a Mississippi limited liability company (“Barrister”). In addition, below are abbreviations and definitions of certain terms used in this Annual Report commonly used in the oil and natural gas industry:

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

•“COP” means Central Operating, L.L.C., a Mississippi limited liability company

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

•“Formation” means a layer of rock that has distinct characteristics that differ from nearby rock;

•“Gas” means natural gas;

•“Gulf States Drill Region” means the area(s) where oil and gas leases, drilling, and production rights, are located in the Smackover Trend. The Smackover Trend extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore.  The Smackover Trend is a major oil and gas production formation in the Gulf States and the principal source of oil and gas. Like the Persian Gulf, the Smackover Trend was rock stratum formed by deposits from warm ocean waters covering the carbonate-evaporite basins in the southern Gulf States Region during the Upper Jurassic Period;

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

•“Prospect” means a specific geographic area which, based on supporting geological, geophysical, or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have the potential for the discovery of commercial hydrocarbons;

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

•“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty or carried basis.

PART I

ITEM 1. BUSINESS

Corporate History

The Company was incorporated in the Commonwealth of Virginia on November 13, 2017. It is an early-stage company seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region.  We intend to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights. We believe that we can establish a profitable niche in crude oil production due to the quality of the light sweet crude oil produced from the Gulf States Region, which is cheaper to refine than crude oil from other regions of the U.S. and Canada.

On November 17, 2020, the Company acquired (the “Acquisition”) all outstanding capital in Barrister pursuant to an acquisition agreement, dated June 16, 2020, with Barrister and all members of Barrister (the “Acquisition Agreement”).  As a result of the Acquisition, the Company acquired the assets of Barrister, including Barrister Oil Rights, in consideration of the issuance of 3,650,000 shares of the Company’s common stock, (the “Common Stock”) to the members of Barrister and the assumption of Barrister’s debt obligations to C.O.P in principal amount of $2,700,000 (the “Assumed Debt” or the “Total Debt”) under the Purchase and Sale Agreement and the related secured promissory note (the “Note”), each dated as of June 1, 2019. While the Note was non-interest bearing; however, the Total Debt under the Note was required to be paid in a lump sum balloon by June 1, 2021, the original maturity date. This original maturity date was initially extended to October 1, 2021, pursuant to the First Amended and Restated Note dated May 29, 2021, and subsequently was extended to April 30, 2022, pursuant to the Second Amended and Restated Note dated September 30, 2021. On November 16, 2021, the Company and C.O.P entered into a debt exchange agreement (the “Debt Exchange Agreement”), pursuant to which, COP fully discharged the Company from the obligation to repay the Total Debt in exchange for the issuance of 1,350,000 shares based upon the conversion price of $2.00 per share (the “Exchange Shares”) of the Company’s Common Stock share (the “Common Stock”).

On May 9, 2022, the Board of directors of the Company, after discussion with management and its auditors, determined that the Company’s previously issued financial statements included in the Annual report on Form 10-K (the “Original Form 10-K) and the subsequent Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Quarterly Reports”) should not be relied upon because the Company incorrectly accounted that the Acquisition was a business combination and reported the properties acquired at the fair value of purchase consideration, including the common shares issued and debt assumed. After further analysis and discussions, the Company concluded that (i) the Acquisition is deemed an asset acquisition; (ii) the carrying value of the Company’s oil and gas properties shall be reduced from $10,000,000 to $2,700,000, the historical cost to Barrister; and (iii) the Company will use the successful efforts accounting method for its oil and gas producing activities.  In addition, that Amendment also reconciled certain dates in the financial statements, using November 17, 2020, as the date of the completion of the Acquisition and June 16, 2020, the date of the entering into the definitive acquisition agreement with Barrister, as the date when the Company obtained interim operational control over the Barrister’s properties.

On May 31, 2022, the Company filed an amendment to the Original Form 10-K; and on June 1, 2022, the Company filed amendments to the Quarterly Report (collectively, the “Amendments”) which restated and modified certain statements related to the Acquisition, the Management Discussion and Analysis of

Financial Condition and Results of Operation, and the Financial Statements contained in the Original Form 10-K and the Quarterly Report.

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

Business Overview

We operate through Barrister since November 17, 2020, however, we are producing very limited crude oil production from limited oil drilling operations.  This production is not sufficient to cover our operating expenses or to fund establishing new oil drilling rigs or increased drilling.  Establishing new oil drilling rigs to exploit the crude oil reserves commercially is essential to establishing a viable business. Even with one or more deep drilling wells for Barrister Oil Rights, those wells may fail to produce any oil or sufficient oil to allow the Company to become profitable.  Our long-term objective is to create shareholder value by identifying and assembling a portfolio of low-risk crude oil production assets with attractive economic profiles, and our short-term objective is to leverage the technical and managerial expertise of our proposed contractor operations team to deliver consistently profitable results from the existing oil wells. Our geographical focus is the Gulf States Region due to its light grade oil which is cheaper to process than other forms of crude oil and due to the ability to tap oil reserves without fracking.  The acquisition of Barrister is the first and only acquisition of oil and gas exploration and production leases and rights as of the date of this Annual Report.

We are focused on establishing profitable oil exploration and production operations by acquiring the right, by lease or assignment, to drill, extract, and sell oil. We may extract and sell gas from time to time, but any gas production would be secondary and not significant business line. Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles, and our short-term goal is to identify and complete an equity acquisition of producing oil and gas assets in the Gulf States Drilling Region and then raise sufficient working capital to establish deep drilling rigs to fully exploit oil reserves.  The acquisition of Barrister described below is our initial acquisition in the Gulf States Drilling Region.  Our ability to implement our business plan is subject in part on our ability to timely raise adequate and affordable funding from investors or lenders for establishing deep drilling rigs in acquired oil and gas leases and rights.  If we cannot acquire oil leases and rights for our securities, we will have to fund the cost of acquisition from investors or lenders.  The funding may be equity or debt. Our first acquisition, Barrister, lacks existing cash flow from production to fund establishing deep drilling rigs. The lack of existing cash flow from existing oil production may also be true for any future oil leases and rights due our focus being on what we deem to be underexploited oil leases and rights – like Barrister.

We may be unable, due to lack of required funding and any enhanced oil production from acquired oil leases and rights, to acquire additional oil leases and rights.

We were not successful in our efforts to raise funds in a public registered offering.  While we filed a registration statement on a Form S-1, which was declared effective by the Commission on October 9, 2020, to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share, we have raised only $53,000 in that public offering. This public offering closed on May 31, 2021.

Competitive Strengths

Use of Contractors

The Company utilizes experienced contractors, including former members of Barrister, with significant prior experience in oil and gas production in the Gulf States Drilling Region in the initial phases of implementing the business plan.  The Company believes that the use of these contractors is the most efficient and cost-effective means of operations for a small independent oil and gas production company and is designed to allow the Company to use experienced oil drilling and production personnel without the high overhead costs of hiring personnel as employees of the Company. Currently, we engage COP as our contractor to operate the limited oil and gas production drilling and storage operations for the Barrister Oil Rights and to manage the Company’s drilling operations.  We also engage Jeffrey Delancey, our former Chief Executive Officer, who currently is taking the lead on a part-time management basis. Mr. Delancey has over twenty-nine years of direct oilfield operating experience.  He also has extensive experience with operations and administration in an independent oil and gas production company and relies on contract operators to provide experienced personnel to handle all essential crude oil production on a day-to-day basis for the Company.   With adequate funding, the Company intends to employ this teaming model strategy to help attract and retain experienced oil industry engineering and production personnel to identify drill sites and then efficiently operate those wells to produce oil at an above-average industry rate of efficiency in the Gulf States region.

Focus on Underexploited Oil Leases and Rights.

The Company will target oil leases and rights similar to Barrister as possible future acquisitions.   The Company is seeking underexploited oil leases and rights in the Gulf States Drilling Region with reserve reports and one or more drilling rigs, even if exploratory or not deep drilling rigs, which taken together indicate that the oil leases and rights have potential, substantial oil production capability – substantial for a small independent oil production company.  Generally, the oil fields in the southern part of the Gulf States Drilling Region are less expensive to drill due to the nature of rock strata and the depth of the oil reserves.   The Company will seek acquisitions that can be obtained for stock or other securities or under an earn-out arrangement and prefers acquiring companies that hold oil leases and rights rather than acquiring individual oil leases and rights, preferable the targets with several oil leases and rights as opposed to acquiring individual oil leases and rights.  The acquisition of a company has the perceived advantages of acquiring several oil leases and rights and existing drilling operations with in-place management in a single transaction along with possibly reduced due diligence costs and more expeditious closing of the transaction.

Our Growth Strategy

Our teaming approach is also designed to facilitate rapid growth by bringing necessary expertise into operations from available contractors.  Our ability to realize profitability from oil production depends on the success of deep drill wells, engaging necessary operations expertise, and market price for crude oil remaining at attractive per-barrel levels, which we believe is $60 or more per barrel. If we have adequate funding and/or sufficient cash flow, then we may seek to drill for oil in other assignee or leasehold interests or, alternatively, in oil and gas assignee or leasehold interests or properties owned by our potential affiliates or teaming partners. Through established networks of contacts, the Company markets its crude oil production, whether current or future, on a month-to-month basis. If the production of oil increases from the Barrister Oil Rights, the Company will have to expand the marketing efforts by engaging a person or firm to seek out new customers for the oil production in case the current customer base is unable or unwilling to purchase increased oil production. The cost means and extent of any enhanced future marketing effort will depend on the amount of increased oil production, the then-current market for oil, and, the potential customer base for the oil production. If the existing customer base will not purchase increased oil production, then the engagement of a dedicated marketing person who engages in direct marketing, by telephone and internet, of potential customers for oil production may be required for the sale of any future increase of oil production.

Competition

 The Company is undercapitalized to properly exploit the existing oil properties or acquire new oil and gas properties for exploitation. These oil properties were acquired by Barrister in June 2019, and since that time, the Company has not expanded the production, acquired new oil properties, or improved operations.  The Company has insufficient cash flow or funding to grow its core business operations.  As such, the Company is not an active competitor or commercial presence even among local, small independent oil producers.

There are many large, medium, and small-sized competitors in the Gulf States Drilling Region (including off-shore drilling in the Gulf of Mexico) and adjacent areas which have extensive operational histories, experienced oil and gas industry management, established market share, profitable operations, and extensive potential oil and gas fields or leases to exploit and the cash or funding resources to explore new oil and gas fields as well as fully exploit existing oil fields.  There is also an established oil and gas production industry in northern Alaska and in North Dakota and western Canada (where fracking has made available significant oil and gas reserves in shale formations). Barrister cannot match the resources, whether financial, technical, manpower, size of proven crude oil reserves, and distribution channels, of its competition in the Gulf States Drilling Region or elsewhere.  Barrister’s current oil production is not sufficient to concern or attract the attention of competitors, which allows Barrister to operate as a small provider of oil without competitive pressures.  If we significantly increase oil production, we will face increasing competition from other small independent oil producers selling limited amounts of oil. Any increase in competitive pressures will require investment in a full-time marketing effort by the Company.

Barrister Oil Rights

Description of Barrister Oil Properties and Oil Production Operations. The Company currently leases a land package of approximately 700 acres in Southwest Alabama, in one contiguous land package.  It also has two producing wells, one saltwater disposal well, a three-mile gas transmission line along with gathering systems, and storage tanks for approximately 1,500 barrels.

As shown in the tables below, production has virtually stopped, and the existing operations are at a maintenance level. The Company will not be able to increase production until sufficient financial resources are obtained. Additionally, the Company may need to write down the Barrister oil rights if production cannot be resumed.

Energy Production in Alabama.  The State of Alabama is located in the Southeastern United States alongside the Gulf of Mexico and has been producing petroleum since the 1940s.  The peak of oil production in Alabama was in the 1980s, according to the U.S. Department of Energy’s Energy Information Administration.  As of 2021, Alabama was ranked 20th among the states in the production of oil and natural gas combined and is producing oil at an annual rate of 3.2 million barrels of oil (based on 9,000 barrels a day as of June 2021).  Alabama's major oil and gas-producing regions are in the western and southwestern parts of the state.

The Smackover Trend.  The Smackover trend is a belt of carbonate, evaporite, and clastic rocks of the Late Jurassic age that rims the Gulf Coast of the United States from Texas, up to Arkansas, throughout Louisiana, Mississippi, Southwest Alabama, and all the way to the Florida panhandle.  Stratigraphic and geochemical data indicate that the oil and gas were generated from algae-rich lime mudstones.  It was named after the Smackover oil field, which was discovered in Union County, Arkansas, in 1937.

Current Drilling on Barrister Energy Drill Region.  There are three wells in the Barrister Energy Drill Region, which have produced oil and gas since 1996. Currently, two of these three wells are in production, and one well is used as a saltwater disposal well. Since November 17, 2020, the date of the Acquisition, we own approximately 95% working interest with a 79% net revenue interest. The two producers are Nall 16-3 #1 and the Nettles 9-12 #1.

The historical 8/8th production (gross production) of these oil wells for the fiscal years 1996 – 2015, 2016, 2017, 2018, 2019, 2020, and 2021 are summarized in the table below.

Barrister DRILL REGION PRODUCTION
Nall 16-3 #1 and Nettle 9-12 #1
Year	8/8th Total Oil Produced (bbl)	Total Gas Produced (mcf)
1996 – 2015 *	225,300	53,175
2016 *	1,335	-
2017 *	4,371	-
2018 *	2,919	-
2019 *	1,397	-
2020 **	183	-
2021	127	-
Total	235,632	53,175
* Historical production prior to the acquisition of rights by CoJax.
** Current production and historical production prior to the acquisition of rights by CoJax and post-acquisition.

Oil and Gas Production, Production Prices and Production Costs

Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last four years.

2021	2020	2019	2018
(8/8th barrels of oil produced at year-end)

Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	127	-	183	-	1,397	-	2,919	-
Total Consolidated Subsidiaries	127	-	183	-	1,397	-	2,919	-
Total crude oil & natural gas liquids production

Bitumen production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-

Synthetic oil production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-
Total liquids production	-	-	-	-	-	-	-	-

(8/8th barrels of oil produced at year-end)
Natural gas production available for sale
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-
Total Consolidated Subsidiaries	-	-	-	-	-	-	-	-

Total natural gas production available for sale	-	-	-	-	-	-	-	-
(thousands of oil-equivalent barrels at year-end)
Oil-equivalent production	-	-	-	-	-	-	-	-

Production Prices and Production Costs. The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

	United States	Total

During 2021
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	64.25	64..25
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	251.32	251.32
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2020
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	58.88	58.88

NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	32.13	32.13
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2019
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	66.06	66.06
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	33.45	33.45
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

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

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2021				Year-End 2020				Year-End 2019
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-
Total Consolidated Subsidiaries	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-

Total gross and net productive wells	3.0	1.8	-	-	3.0	1.8	-	-	3.0	1.8	-	-

There were 3 gross, and 1.8 net operated wells at December 31, 2021, December 31, 2020, and December 31, 2019.

Gross and Net Developed Acreage

Year-End 2021		Year-End 2020		Year-End 2019
Gross	Net	Gross	Net	Gross	Net
(acres)

Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	370	352	370	352	370	352
Total Consolidated Subsidiaries	370	352	370	352	370	352

Total gross and net developed acreage	370	352	370	352	370	352

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

 Gross and Net Undeveloped Acreage

	Year-End 2021		Year-End 2020		Year-End 2019
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	700	700	2,992	2,244	2,992	2,244
Total Consolidated Subsidiaries	700	700	2.992	2,244	2,992	2,244

Total gross and net undeveloped acreage	700	700	2,992	2,244	2,992	2,244

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Our investment in developed and undeveloped acreage is comprised of numerous leases.  The List of Leases is included as Exhibit 99.2 to this Annual Report. The terms and conditions under which the Company maintains exploration and production rights to the acreage are property-specific, contractually defined, and vary significantly from property to property. Work programs are designed to ensure that the exploration potential of any property is thoroughly evaluated before expiration. In some instances, we may elect to relinquish acreage in advance of the contractual expiration date if the evaluation process is complete, and there is not a business basis for the extension. In cases where additional time may be required to evaluate acreage fully, the Company has generally been successful in obtaining extensions. The scheduled expiration of leases and concessions for undeveloped acreage over the next three years is not expected to have a material adverse effect on the Company.

Government Regulation

Oil and natural gas operations such as ours are subject to various types of legislation, regulation, and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry are under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability.

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior acting pursuant to a Presidential Executive Order suspended the federal oil and gas leasing program indefinitely. President Biden also announced that his administration would continue to pause all offshore and onshore leasing pending a full review of the federal leasing and permitting program. In response to a challenge filed by Louisiana and other states, a federal court in the Western District of Louisiana issued a preliminary injunction blocking the Biden administration’s leasing moratorium. The Biden administration appealed this decision but has continued to hold lease sales pending appeal. While we do not have a significant federal lands acreage position at 240 net acres, these actions could have a material adverse effect on the Company and our industry.

Currently, all our properties and operations are in Alabama, which has regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Alabama imposes a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within their jurisdictions. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Oil

Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices, however, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms, and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

Principal Executive Offices

Our principal executive office is located at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, in Arlington County outside of Washington, D.C., and our telephone number is (703) 479-8538.  We rent our principal executive offices under a month-to-month lease and for a monthly rental of $50. The Company website is www.cojaxoilandgas.com.

Employees

We have two full-time employees:  Jeffrey J. Guzy, our Chief Executive Officer, and a director, and Wm. Barrett Wellman, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, which each officer in his sole discretion determines the extent of the time commitment.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. The risks and uncertainties discussed below are not the only ones we face. Risks could also harm our business, operating results, financial condition, or prospects, and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a complete loss of your investment. Prior to the Acquisition, we did not have revenue-generating operations that will fund our operating overhead.  While we began to generate revenue following the Acquisition, our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties.

An instance of unforeseen circumstances is the COVID-19 pandemic and its significant and ongoing adverse effect on oil consumption and the market price for oil. As of the date of this Annual Report, the duration and severity of the COVID-19 pandemic are uncertain.  In assessing the risks and uncertainties described below, you should also refer to the other information contained herein, including our consolidated financial statements, pro forma financial statements, and the related notes thereto.

RISKS RELATED TO OUR BUSINESS

We have a limited history of owning and operating oil and gas exploration and production operations.

Since its incorporation in November 2017, we have never generated revenue. Although we acquired Barrister’s business pursuant to the Acquisition on November 17, 2020, these drilling operations are minimal and commenced only three years ago.  While Barrister Oil Rights have a long history of production, that history was minimal in terms of production and does not reveal the potential oil production and profitability of Barrister Oil Rights. Further, the lack of a more extensive operating history may discourage lenders or funding sources from providing working capital to the Company.  There is no assurance that the Barrister Oil Rights will produce oil on a profitable basis, even with deep drilling rigs.  Investors should carefully consider the lack of operating history of the Company and the lack of any significant oil production from the Barrister Oil Rights prior to making an investment decision to invest in the Company.

We are entering a highly competitive and highly capital-intensive industry, and any oil production may be insufficient to fund, sustain, or expand revenue-generating operations.

The oil drilling exploration and production business are capital intensive due to the cost of experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance costs; potential liability exposures and financial effects; and the risk of unpredictable volatility in oil market prices and predatory pricing by competitors.  Drilling requires an upfront payment of operational costs with no guarantee that actual oil production will cover such expenses.  “Dry” holes for the first and/or second oil wells could deplete any available funding raised by the Company and render the Company insolvent. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, market oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments.  The Company does not have cash flow or cash reserves sufficient to fund more extensive and deep drilling on Barrister Oil Rights.  While we will seek such funding, there can be assurances that we can obtain funding that will be sufficient to fund deep drill wells, which are needed to produce any significant levels of oil production.   Future cash flow from our operations and access to capital are subject to a number of variables, including: (i) the market prices at which our oil production is sold; (ii) our proved reserves; (iii) the level of hydrocarbons we can produce from any future oil wells; (iv) our ability to acquire, locate and produce new oil reserves; (v) the levels of our operating expenses; (vi) reduction and stabilization of the effect of COVID-19 pandemic’s ongoing disruption of and reduction in the U.S. and global demand for oil.

Due to our contractor model of operations, we will be vulnerable to any inability to engage or retain qualified operational personnel for new or existing drilling operations.

Our operation plan depends on a teaming/contractor approach to operate oil rigs.  We may be unable to locate or retain a sufficient number of qualified independent contractors to operate new or existing oil rigs.  Finding and engaging qualified independent contractors will be essential to commencing, expanding, and sustaining drilling operations. Since we will, in all likelihood, depend on one or two new oil rigs at the start of operations after raising sufficient working capital, any inability to engage or retain qualified independent contractors would be potentially fatal to our efforts to establish increased revenue-generating operations. The use of independent contractors also poses the risk of such personnel leaving for more lucrative opportunities with competitors or other oil producers. Many of our competitors can afford more lucrative compensation packages for qualified personnel. We lack the resources to effectively compete against larger competitors for operational personnel, especially against competitors with liquid public markets for their capital stock and the ability to offer attractive stock-based incentive compensation.

Loss of key operational personnel could cause suspension of any expanded drilling operations.

The Company does not have key-man insurance or the available cash to easily employ or engage experienced, full-time outside senior management personnel. The loss of key personnel, including operational personnel of COP used to manage Barrister’s oil production business, or COP’s refusal to continue to manage Barrister oil drilling and production could undermine the Company’s ability to manage operations and implement the Company’s business plan.

Risk related to the Third-Party Transportation of Oil Production.

The marketability of oil production will depend upon the availability, proximity, and capacity of transportation facilities owned by third parties. Any oil production will be transported from the wellhead to gathering systems. The oil is then transported by the purchaser by truck or other means to a transportation facility. We will not be able to control most of these third-party transportation means and facilities, and access to them may be limited or denied. If in the future, the Company is unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production-related difficulties, it may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil produced, would materially and adversely affect our efforts to attain or sustain revenues from operations and improved future financial condition and results of operations.

With any expanded oil exploration and drilling, we will eventually need to replace existing oil reserves with new oil reserves and develop those oil reserves. Failing that, oil reserves and production will decline, which would adversely affect future cash flows and results of operations.

Once we increase oil production, then producing oil reservoirs generally will be characterized by declining production rates that vary depending upon oil reservoir characteristics and other factors. Unless the Company conducts successful ongoing exploration and development activities or continually acquires properties containing proved reserves, proved reserves would decline as those reserves are produced. Future reserves and production, and therefore future cash flow and results of operations, are highly dependent on the success in efficiently developing current reserves and economically finding or acquiring additional recoverable oil reserves. We may not be able to develop, find, or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace current and future oil production, the value of existing reserves will decrease, and business, financial condition, and results of operations would be materially and adversely affected.

Seismic studies do not guarantee that oil or hydrocarbons are present or, if present, will produce in economic quantities.

Oil exploration and production companies, like we are, rely on seismic studies to assist in assessing prospective drilling opportunities on oil and gas properties, as well as on properties that a company may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or, if present, will produce in economic or profitable quantities.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget.

We may encounter an increase in the cost of securing needed drilling rigs, equipment, and supplies. Larger producers may be more likely to secure access to such equipment by offering more lucrative terms.  If we are unable to acquire access to such resources or can obtain access only at higher prices, its ability to convert oil reserves into cash flow could be delayed, and the cost of producing from those oil reserves could increase significantly, which would adversely affect results of operations and financial condition.  Our current drilling operations are limited, and the availability of essential drilling assets may not become a risk factor until such time as we increase drilling operations.

 Any sustained decline in oil market prices could adversely affect the Company’s business, financial condition, results of operations, and its ability to meet capital expenditure obligations and financial commitments.

The prices the Company receives for oil production will heavily influence revenues, and profitability, access to capital, future rate of growth, and carrying value of oil production properties. Oil is a commodity, and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. If the Company is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves will be adversely affected. If drilling operations are curtailed, then the Company may be unable to continue to hold leases and drilling rights that are scheduled to expire, which may further reduce oil reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

Historically, oil prices have been volatile due to sensitivity to political and economic developments or crises. The prices we receive for oil production, and the levels of oil production, depend on numerous factors beyond our control, which include worldwide and regional economic conditions affecting the global supply and demand for oil and the effect and duration of the effect of the COVID-19 pandemic in the U.S. and elsewhere.  The continuing spread of COVID-19 pandemic has the potential to undermine our plans to try to establish a sustainable oil production business.

Other factors include:

•the level of domestic and foreign supplies of oil;

•the price and quantity of foreign imports of oil and their effect on U.S. oil producers

•political and economic conditions in or affecting other oil-producing regions or countries, including the Middle East, Africa, South America, current invasion of Ukraine by Russia, which significantly affects global oil market price

•actions of the OPEC, its members, and other state-controlled oil companies relating to oil price and production controls, especially production disputes between Saudi Arabia and Russia, who often have different goals

•the level of global exploration, development, and production of oil

•the proximity, capacity, cost, and availability of oil gathering and transportation facilities; ·

•localized and global oil supply and demand fundamentals and transportation availability

•the cost of exploring for, developing, producing, and transporting oil which cost may go up due to oil storage surpluses created by COVID-19 pandemic

•weather conditions and other natural disasters, and storms in the Gulf States Drilling Region appear to increase in intensity due to global warming and in the past five years

•technological advances affecting oil consumption, especially the growing production of electric-powered cars, trucks, and buses

•the price and availability and consumer demand for alternative fuels to oil and reduction in the use of products that are made from oil, especially certain plastics, which demand is fueled by environmental concerns

•expectations about future commodity prices, which is unpredictable due to the inability to forecast the duration and scope of effect of COVID-19 pandemic

•climate control legislation that increases the cost and lowers the demand for oil by providing incentives and tax benefits for use of non-oil fuels, and

•effect of existing U.S. federal, state, and local, and non-U.S. governmental regulation and taxes.

We have a limited customer base for its oil production due to its limited oil production and operating history.  The cost of and difficulty in expanding the customer base for increased production from the Barrister Oil Rights is unknown.

We can only determine the cost and difficulty of expanding Barrister’s customer base based on actual oil production and then-current market conditions and demand for oil.  As such, we cannot predict the cost and ease or difficulty of selling increased oil production from Barrister Oil Rights.  This unknown factor in commercially exploiting any increased oil production from the Barrister Oil Rights increases the risk of investing in the shares of the Company because it renders uncertain a key factor in future profitability of the Company.

Participants in the oil and gas industry are subject to numerous laws that can affect the cost, manner, or feasibility of doing business.

Exploration and production activities in the oil and gas industry are subject to various laws and regulations. Any oil and gas exploration and production operated by the Company are or may become subject to numerous environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, and local levels. The more significant of these environmental and occupational health and safety laws and regulations include the following:

•The U.S. Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the Environmental Protection Agency or “EPA” has relied upon as authority for adopting climate change regulatory initiatives relating to Green House Gases or “GHG” emissions.

•The U.S. Federal Water Pollution Control Act, also known as the federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States

•The U.S. Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States

•The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur

•The U.S. Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes

•The U.S. Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through the adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources

•The U.S. Emergency Planning and Community Right-to-Know Act, requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories

•The U.S. Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potentially harmful effects of these substances, and appropriate control measures

•The U.S. Endangered Species Act, restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas

•The U.S. National Environmental Policy Act, requires federal agencies, including the Department of the Interior, to evaluate significant agency actions having the potential to affect the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment

•U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

These environmental and occupational health and safety laws and regulations, including new or amended legal requirements, are expected to have a considerable effect on any expanded Company’s operations in terms of compliance costs.

In addition, regional, state, and local jurisdictions in the United States where the Company operates or may operate also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. The State of Alabama has extensive operation and licensing laws for oil drilling.  The State Oil and Gas Board of Alabama is a regulatory agency of the State of Alabama with the statutory charge of regulating oil exploration and production, including preventing waste and promoting the conservation of oil and gas while ensuring the protection of both the environment and the correlative rights of owners. This board is granted broad authority in Alabama oil and gas conservation statutes to promulgate and enforce rules and regulations to ensure the conservation and proper development of Alabama's petroleum resources.  We will rely on consultants and local legal counsel for compliance with the state regulatory regime.

Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties. Moreover, new laws and regulations may be enacted, and current laws and regulations could change, or their interpretations could change, in ways that could substantially increase our costs. The occurrence of any of these factors, or the continuation thereof, could have a material adverse effect on our business, financial position, or future results of operations.

This regulatory scheme also poses the risk of government civil and criminal actions and private citizen civil lawsuits against the Company

Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. There are environmental laws that provide for citizen suits, which allow private entities to act in the place of the government and sue operators for alleged violations of environmental law. Currently, we do not have insurance covering environmental and occupational health and safety risks, and any insurance may not cover penalties or fines that may be issued by a governmental authority. The Company lack insurance to cover potential violations and resulting liabilities for environmental and occupational health and safety laws and regulations as well as claims for damages to property or persons or imposition of penalties resulting from our operations.

Terrorist attacks aimed at energy operations could adversely affect Barrister’s or any future oil exploration and production business.

The continued threat of terrorism and the effect of military and other government action have led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets. The U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks. Any future terrorist attack on facilities used by Barrister or other future oil exploration and production operations, those of such operations’ customers, the infrastructure used for transportation of oil, and, in some cases, those of other energy companies, could have a material adverse effect on the Company.

Future acquisitions of oil and gas exploration and production rights and leases, if any, may not produce oil as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire, or obtain protection from sellers or lessors against such liabilities.

Acquiring oil and natural gas exploration and production rights and leases requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential environmental and other liabilities. This review will not necessarily reveal all existing or potential problems. During our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller or lessors for liabilities created prior to our purchase or lease of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.  These risks could render unprofitable our drilling operations and significantly affect the overall financial performance and condition of the Company.

Risks Related to the Acquisition of Barrister

We may incur losses as a result of title defects in the properties in which we invest.

It is the normal practice in the oil and gas exploration industry for the person or company acting as the operator of the oil rig or well to obtain a preliminary title review to ensure there are no obvious defects in the title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely affect our ability in the future to increase production and reserves. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects or defects in the assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss. If there are title defects to the Barrister Oil Rights, which we acquired as a result of the Acquisition, then the Company may have no recourse if the Barrister Oil Rights have any title defects that prevent oil exploration and production.

Future acquisitions of oil and gas exploration and production rights and leases, if any, may not produce oil as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire, or obtain protection from sellers or lessors against such liabilities.

Acquiring oil and natural gas exploration and production rights and leases requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential environmental and other liabilities. This review will not necessarily reveal all existing or potential problems. During our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller or lessors for liabilities created prior to our purchase or lease of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.  These risks could render unprofitable our drilling operations and significantly affect the overall financial performance and condition of the Company.

The Company’s senior officers are not experienced in the management of oil and gas exploration and production operations and may be inadequate or ill-equipped to successfully manage a public company with oil drilling and production operations.

While our senior officers are experienced business executives, they were not involved and are not experienced in the daily operational management of oil exploration and production operations.  The oil and gas production industry present unique challenges to the management of a public company in that industry. Such challenges include understanding the complex federal, state and local regulations and laws governing or affecting oil and gas drilling and production; understanding the complexities of selling crude oil in the global crude oil market, including hedging strategies; successfully developing a small oil drilling and production company in any industry with numerous domestic and foreign competitors, most of whom have significantly greater: financial resources; market share and power; distribution channels; production and storage capacity as well as far greater oil reserves under control or ownership;  access to necessary drilling and production equipment; ability to navigate and hedge against erratic global market for crude oil; financial reserves that allows the competitor to survive suspension of operations and inability to sell oil production at all or at a price that generates acceptable profit margins; influence over customers, distributors of oil, regulators and legislators; and ability to successfully plan and prepare for changes in oil and gas industry. Since none of the CoJax senior officers are experienced in the management of oil exploration and production companies, the Company’s management is relying on Jeffrey Delancey and COP.

Risks Related to Our Financial Condition and Capital Requirements

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

On a consolidated basis, the Company has incurred significant operating losses since inception and has a working capital deficit. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through an officer loan as an interim measure to finance working capital needs and will continue to raise additional capital through the sale of common stock or other securities. The Company will be required to continue to do so until its consolidated operations become profitable.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We do not have sufficient funds to fund all the necessary working capital needs of the Company.

Our past efforts to raise working capital have been unsuccessful. We estimated that it requires at least $500,000 for the Company’s overhead in 2022, including estimated insurance premiums, accounting/legal costs and personnel costs, and capital market fees.  Based on anecdotal evidence and industry sources, the Company believes that establishing a deep drilling rig will cost at least $100,000 and drilling to 10,000 feet will cost at least $2,500,000.  Actual costs may exceed these estimates due to changing economic, market, regulatory, and other conditions, and factors.  Our past efforts to raise working capital have been unsuccessful.

Although our initial public offering was declared effective by the Commission in August 2019, we were unable to sell any shares and terminated said offering. Notwithstanding, we filed a registration statement on a Form S-1 which was declared effective by the Commission on October 9, 2020 (and the post-effective amendment No. 1 to this registration statement on Form S-1 was declared effective on October 22, 2020) to offer and sell up to 6,000,000 shares of our common stock at a price of $2.00 per share; however, we failed to raise sufficient working capital for our necessary operating expenses or for expansion of our oil drilling operations (we raised only $53,000 in that public offering, which was  closed on May 31, 2021). The impact of COVID-19 pandemic and volatility of market price for oil in 2020 and 2021 further hampered efforts to raise additional working capital by creating economic uncertainty and heightened risks in lending or investing in oil production. If we are unable to secure an additional capital, we may be required to suspend our operations as such operations are already being run to minimize operating costs. It is not possible for us to predict at this time the potential survival of our business.   If we cannot continue as a viable entity, you would lose all or most of your investment in the Company.

We do not have directors’ and officers’ liability insurance due to the cost.

The lack of directors’ and officers’ liability insurance hinders our ability to attract directors and officers. We intend to seek to purchase directors’ and officers’ liability insurance if we have sufficient cash reserves from the net proceeds of this Offering or future funding efforts.  Typically, such insurance costs $100,000 or more per annum, if available. Further, directors’ and officers’ insurance require that the insured company cover the first $300,000 or more of costs prior to insurance coverage occurring.   This high deductible can be beyond the financial means of a small company and effectively denies the insured company of the benefits of the insurance. If we do not have sufficient cash to purchase directors’ and officers’ liability insurance, our ability to attract and retain qualified officers and directors will suffer, especially considering the lack of a public market for the common stock and resulting inability to offer incentive compensation to directors and officers. We may be unable to find an insurer willing to provide directors’ and officers’ liability insurance since we are an early-stage development company with limited operating history and no revenue-generating operations.

Risks Related to COVID-19

The uncertainty and extent of the COVID-19 pandemic may continue to have an adverse effect on our operations.

 The current outbreak of COVID-19 could continue to have a material and adverse effect on the Company’s business operations. The prices we receive for oil production, and the levels of oil production, depend on numerous factors beyond our control, which include demand for oil and the effect and duration of the effect of the COVID-19 pandemic in the U.S. and elsewhere.   As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the OPEC and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. While currently prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery, the continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse effects on the Company's results of operations, cash flows and financial position, including further asset impairments. The continuing spread of COVID-19 pandemic has the potential to undermine our plans to try to establish a sustainable oil production business.

Risks Relating to Our Common Stock

We do not have an active, liquid trading market for our common stock and may never develop it.

Since October 2021, our Common Stock is eligible for quotations on OTC Pink tier of the OTC Markets. There is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock. The lack of an active market impairs the ability of our stockholders to sell their shares at a price that they consider reasonable and may also reduce the fair market value of the shares.

Trading in stocks quoted on the OTC Pink tier of the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.  Moreover, the OTC Pink tier of the OTC Markets is not a securities exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or any other national stock exchange. Accordingly, stockholders may have difficulty reselling any shares of common stock.

There is no assurance that we will be able to pay dividends to our stockholders which means that you could receive little or no return on your investment.

Payment of dividends from our earnings and profits may be made at the sole discretion of our board of directors. There is no assurance that we will generate any distributable cash from operations.  Our board may elect to retain cash for operating purposes, debt retirement, or some other purpose. Consequently, you may receive little or no return on your investment.

“Penny Stock” rules may make buying or selling our Common Stock difficult. Limitations upon Broker-Dealers Effecting Transactions in “Penny Stocks”

Trading in our Common Stock is subject to material limitations as a consequence of regulations that limit the activities of broker-dealers effecting transactions in “penny stocks.” Pursuant to Rule 3a51-1 under the Exchange Act, our Common Stock is a “penny stock” because it (i) is not listed on any national securities exchange (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on “penny stocks”, which makes selling our Common Stock more difficult compared to selling securities that are not “penny stocks.” Rule 15a-9 restricts the solicitation of sales of “penny stocks” by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience, and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks”, and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser’s investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in “penny stocks” first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in “penny stocks”, (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our Common Stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because our Common Stock is deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in our Common Stock, making the market for our Common Stock less liquid and negatively affecting the price of our stock. We will be subject to certain provisions of the Exchange Act, commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

•Deliver to the customer, and obtain a written receipt for, a disclosure document;

•Disclose certain price information about the stock;

•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•Send monthly statements to customers with market and price information about the penny stock; and

•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with the information specified in the rules.

Consequently, penny stock rules and FINRA rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our Common Stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

We are an “emerging growth company” under the JOBS Act of 2012 and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earlier of (i) the last day of the year following the fifth anniversary of the date of the completion of our initial public offering, (ii) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Future capital raises may dilute our existing stockholders’ ownership, the value of their equity securities and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities by acquisition of by equity financings, our existing shareholder’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders. Furthermore, if we offer to sell our shares of common stock in subsequent offerings for the purchase price that is less than the purchase price of shares of common stock offered pursuant to this prospectus, this may affect the value of equity securities of the stockholders that are purchasing our shares of common stock in the offering pursuant to this prospectus. In addition, the issuance of such additional shares may affect the ability of any investor to sell their shares once such shares are eligible for sale.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We rent our principal executive offices at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, under a month-to-month lease and for a monthly rental of $50.  This office space is deemed adequate for the current needs of our executive management and corporate headquarters.  We have no other offices.  We believe that this property is sufficient for our current and proposed business.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending, or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “CJAX.” However, there is currently only a very limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

As of June 13, 2022, there were 47 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

There were no other sales of equity securities during the period covered by this Annual Report that was not registered under the Securities Act or reported on a Current Report on Form 8-K filed by the Company.

Securities Authorized for Issuance Under Equity Compensation Plan

CoJax adopted an equity compensation plan, but no shares have been issued as of the date of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors which may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated on November 13, 2017, under the laws of the Commonwealth of Virginia to acquire, fund, and operate oil exploration and production from assets in the Gulf States Drill Region. We are an early-stage corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region.

Since our inception, we have incurred operating losses. Prior to the Acquisition, we have not generated positive cash flows from operations, and while after the Acquisition, we started to generate revenue, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our proposed oil exploration and production business. These factors raise substantial doubt about our ability to continue as a going concern. We expect to incur expenses and operating losses for the foreseeable future as we seek to implement our business plan.  Due to its limited revenues, the Acquisition does not remedy substantial doubts about our ability as a going concern. The Company has been unable to raise additional capital as of the date of this Annual Report, other than personal loans by Jeffrey J. Guzy, CoJax’s Chief Executive Officer and Chairman of the Board of Directors, and $53,000 raised in the public offering.

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

Effects of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant contraction in global economic activity, including a decline in the demand for oil and to a lesser extent natural gas.

Our business and operations have been adversely affected by and may continue to be adversely affected by the COVID-19 pandemic and the public health response thereto. As a result of the COVID-19 outbreak and the adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, our operations, and those of our subcontractors, customers, and suppliers, have experienced, and may continue to experience delays or disruptions.

In addition, our financial condition and results of operations have been and may continue to be, adversely affected by the ongoing coronavirus outbreak. The timeline and potential magnitude of the COVID-19 outbreak, and its consequences are currently unknown. The prolongation or exacerbation of this pandemic could more extensively affect the United States and the global economy, including the demand for oil and natural gas.

The Company has experienced the effects of a negatively affected domestic and international demand for crude oil and natural gas, which has contributed to price volatility and affected the price we received for our production, and moreover materially and adversely affected the demand for and marketability of our production. For the Company, this means that production was shut in for some of our wells and that we held some of our production as inventory to be sold at a later date because we refused to accept the unprecedented and exceptionally low price for our production. Our 2020 results were negatively affected by the pandemic response. At this time, we expect that our financial results for the first quarter of 2022 may be adversely affected by our response to, the existence of and the global response to the COVID-19 pandemic.

Also, in March 2020, Saudi Arabia and Russia, along with OPEC producers, failed to agree to cut oil production, and Saudi Arabia significantly cut the selling price of its oil and announced plans to increase production, which events together contributed to a sharp drop in global oil prices. While OPEC, Russia, and other allied producers reached an agreement in April 2020, and most recently in March 2021, to reduce production, oil prices remained low until the first quarter of 2021. While OPEC+ producers ultimately agreed to cut global petroleum output, such a cut was not enough to offset the effect of COVID-19 on 2020 demand. As a result of this decrease in demand and increase in supply, oil and natural gas prices decreased, which affected our liquidity.

The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, caused significant market volatility and a substantial adverse effect on commodity prices during the last two quarters of 2021. The Company expects ongoing oil and gas price volatility over the short term. The full effect of the coronavirus on oil and natural gas prices continues to evolve as of the date of this report. As such, the full magnitude of such events on the Company remains uncertain. Management is actively monitoring the global situation and its effect on the Company’s future operations, financial position, and liquidity in fiscal year 2021.

As a producer of oil and natural gas, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work-from-home arrangements. With these arrangements in place, we have been able to maintain a consistent level of effectiveness, including maintaining our day-to-day operations, our financial reporting systems, and our internal control over financial reporting.

Although such restraints have relaxed significantly, we may become subject to such constraints if we are not able to sell our production or certain components of our production. The lack of a market or available storage for natural gas products or oil could result in us having to shut in production.

Recent Developments

On November 16, 2021, the Company entered into and executed the Debt Exchange Agreement with C.O.P, the holder of the Note, which was secured by the Barrister Oil Rights.  Pursuant to the Debt Exchange Agreement, COP discharged the Company from all its obligations with respect to the Assumed Debt in connection with the Acquisition in exchange for the issuance of 1,350,000 shares of Common Stock to COP

On November 22, 2021, the Company entered into a 12-month consulting agreement with Catherine Moden to provide website services, search engine optimization, and general marketing. The payment was effected by the issuance of 50,000 shares of common stock at a price of $2.00 per share. The Company recorded the total amount of the contract as a prepaid expense asset to be amortized over the twelve months of the contract.

Results of Operations

Twelve-month period ended December 31, 2021, compared to the twelve-month period ended December 31, 2020

Revenues

Revenues were $8,160 for the year ended December 31, 2021, and $0 in the same period of last year. We are an early-stage Company having just acquired our first lease assets. We expect to begin producing revenue in 2023.

General and Administrative Expenses

General and administrative (G&A) expenses were $1,461,534 for the year ended December 31, 2021, compared to $1,349,653 in the same period in 2020, representing a increase of 28.8%, or $111,881. The increase was primarily due to the increase in salary expenses and accruals.

Research and Development Expenses

The Company had no Research and Development (R&D) expenses for the years ended December 31, 2021, and December 31, 2020.

Operating Loss

Total operating loss was $1,487,708 for the year ended December 31, 2021, and $1,362,215 for the year ended December 31, 2020.

Net Income

As a result of the above factors, we had a net loss of $1,490,196 for the year ended December 31, 2021, compared to a net loss of $1,363,296 in the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2021, and December 31, 2020. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of loans or contributions of Jeffrey J. Guzy, an officer and director of the Company, and $53,000 raised in the public offering. This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. It has covered just general administration and legal compliance for the Company.

We had cash and cash equivalents at December 31, 2021, of $12,098.

We believe that our working capital on hand, as of the date of this report, will not be sufficient to fund our plan of operations over the next 12 months.  We require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil industry in particular), our lack of operating history, the location of our proposed or future crude oil properties and prices of crude oil on the commodities markets (which will influence the amount of asset-based financing available to us) and other factors. Further, if oil prices on the commodities markets decline, our revenues from any exploitation of Barrister Oil Rights will likely decrease, and such decreased revenues may increase our requirements for capital.

Debt or equity financing arrangements may not be available to us or may be available only on unfavorable terms. Based on prior experience in seeking funding for drilling on properties without any significant oil production, funding for drilling is challenging to obtain at all or on affordable terms.

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

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2021, and December 31, 2020:

	As of	As of
	Dec 31, 2021	Dec 31, 2020

Current assets	$103,765	$44,051
Current liabilities	794,378	1,430,030
Working capital surplus (deficit)	$(690,613)	$(1,385,979)

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the years ended December 31, 2021, and December 31, 2020, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Net cash provided by (used in) operating activities	$(90,648)	$(117,745)
Net cash provided by (used in) financing activities	58,665	133,607
Cash at beginning of period	44,051	28,189
Net increase (decrease) in cash	$(31,953)	$15,862

Cash Flows from Operating Activities: Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits, and prepaid expenses, accounts payables, accrued expenses, and other payables.  For the periods ended December 31, 2021, and December 31, 2020, net cash used by operating activities was $90,648 and $117,745, respectively.

Cash Flows from Financing Activities: Total net cash provided by financing activities was $58,665 and $133,607 for the periods ended December 31, 2021, and December 31, 2020. The net decrease was primarily derived from the decrease in the loans payable–related party.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions, and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

On May 9, 2022, the Board of directors of the Company, after discussion with management, determined that the Company’s previously issued financial statements included in the Original Form 10-K need to be restated, to among other things, amend the statements used in the Original Form 10-K regarding the method of accounting it uses.  On May 31, 2022, the Company filed an amendment to the Original Form 10-K in which it modified and restated certain statements, including that the Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. All of our properties are located within the continental United States.

Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment within one month after pickup. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract-specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 of our financial statements for additional information.

Successful Efforts Method of Accounting. We account for oil and natural gas properties in accordance with the successful efforts method. Under this method, all acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves. All development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved developed reserves. Costs of retired, sold, or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the current period. Gains or losses from the disposal of other properties are recognized in the current period. For assets acquired, we base the capitalized cost on the fair value at the acquisition date. We expense expenditures for maintenance and repairs necessary to maintain properties in operating condition, as well as annual lease rentals, as they are incurred. Estimated dismantlement and abandonment costs are capitalized at their estimated net present value and amortized over the remaining lives of the related assets. Interest is capitalized only during the periods in which these assets are brought to their intended use. We only capitalize the interest on borrowed funds related to our share of costs associated with qualifying capital expenditures.

Write-down of Oil and Natural Gas Properties.  We evaluate the impairment of our proved oil and natural gas properties generally on a field-by-field basis or at the lowest level for which cash flows are identifiable, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We reduce the carrying values of proved properties to fair value when the expected undiscounted future cash flows are less than the net book value. We measure the fair values of proved properties using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a risk-adjusted discount rate. These inputs require significant judgments and estimates by our management at the time of the valuation. The most significant financial statement effect from a change in our oil and gas reserves or impairment of its proved properties would be the DD&A rate.

A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Our estimates of reserves and future cash flow as of December 31, 2021, and 2020 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2021, and 2020, respectively, in accordance with SEC guidelines.  As of December 31, 2021, our reserves are based on an SEC average price of $45.66 per Bbl of WTI oil posted and $2.51 per MCF natural gas. As of December 31, 2020, our reserves are based on an SEC average price of $62.63 per Bbl of WTI oil posted and $2.88 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for the life of reserves in accordance with SEC guidelines.

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

In January 2018, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company will use the prospective method to account for the current period and future excess tax benefit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CoJax Oil & Gas Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoJax Oil & Gas Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

\s\ Haynie & Company

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

June 13, 2022

Firm ID 457

CoJax Oil and Gas Corporation

Consolidated Balance Sheets

As of December 31, 2021, and December 31, 2020

	As of	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$12,098	$44,051
Prepaid expenses	91,667	-
Total current assets	103,765	44,051
Other assets:
Barrister property rights	2,700,000	2,700,000
Barrister asset retirement obligation - net	79,802	79,802
Total other assets	2,779,802	2,779,802

Total assets	$2,883,567	$2,823,853

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$46,261	$17,799
Accrued interest payable	-	2,410
Accrued M&A expense payable	-	620,500
Notes payable – SBA PPP – current portion	51,663	49,992
Notes payable – related party	-	127,615
Accrued salaries and payroll taxes	696,452	611,714
Total current liabilities	794,376	1,430,030
Long-term liabilities:
Barrister asset retirement obligation	84,566	82,149
Notes payable – SBA PPP	39,994	-
Note payable – Barrister acquisition	-	2,700,000
Total long-term liabilities	124,560	2,782,149

Total liabilities	918,936	4,212,179

Stockholders’ deficit:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 30,000 Series A shares, $0.01 par value issued and outstanding, respectively.	300	-
Common stock, $0.01 par value, 300,000,000 current shares authorized, 5,780,576 and 3,659,001 shares issued and outstanding, respectively.	57,806	36,590
Additional paid-in capital	4,803,049	(18,588)
Accumulated deficit	(2,896,524)	(1,406,328)

Total stockholders’ equity	1,964,631	(1,388,410)

Total liabilities and stockholders’ equity	$2,883,567	$2,823,853

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

For the years ending December 31, 2021, and December 31, 2020

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Revenues	$8,160	$-

Expenses:
General & administrative expenses	1,461,534	1,349,653
Operating expenses	31,918	10,215
Accretion expense	2,416	2,347
Total expenses	1,495,868	1,362,215

Loss from operations	(1,487,708)	(1,362,215)

Other income (expense):
Interest income	12	-
EIDL grant	-	1,000
Miscellaneous expense	(45)	-
Interest expense	(2,455)	(2,081)
Total other income (expense)	(2,488)	(1,081)

Net loss	$(1,490,196)	$(1,363,296)

Net loss per common share - basic and diluted	$(0.35)	$(3.10)
Weighted average number of common shares outstanding during the period - basic and diluted	4,269,524	440,308
See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Cash Flows

For the years ending December 31, 2021, and December 31, 2020

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(1,490,196)	$(1,363,296)
Common stock issued for services and salaries	755,173	-
Adjustments to reconcile net loss to net cash used in operations:
Amortization of asset retirement obligation	2,416	2,347
Accounts payable	28,462	8,909
Prepaid expense	(91,667)	-
Accrued M&A expense	-	620,500
Accrued salaries and payroll taxes	687,194	611,714
Accrued interest payable	-	2,081
Total adjustments to reconcile net loss to net cash provided by operations	1,381,578	1,245,551
Net cash used in operating activities	(108,618)	(117,745)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	65,615
Proceeds from loans payable – SBA PPP loan	41,665	49,992
Proceeds from sale of common stock	35,000	18,000
Net cash provided by financing activities	76,665	133,607

Net increase (decrease) in cash	(31,953)	15,862
Cash at beginning of period	44,051	28,189
Cash at end of period	$12,098	$44,051

Supplemental disclosure of non-cash investing and financing activities:
Note payable – Barrister acquisition	$-	$2,700,000
Common stock issued for note payable debt exchange	$2,700,000	$-
Common stock issued for related party notes payable and interest	$132,480	$-
Common stock issued for accrued expenses	$620,500	$-
Addition of asset retirement obligation	$-	$82,149
Preferred stock issued for accrued compensation	$600,000	$-

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Consolidated Statements of Stockholder’s (Deficit)

For the years ending December 31, 2021, and December 31, 2020

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2019	-	$-	1	$-	$2	$(43,032)	$(43,030)
Sale of common stock for cash	-	-	9,000	90	17,910	-	18,000
Shares issued - Barrister acquisition	-	-	3,650,000	36,500	(36,500)	-	-
Net (loss) for the year ending December 31, 2020	-	-	-	-	-	(1,363,296)	(1,363,296)
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Sale of common stock for cash	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	677,836	6,779	1,348,894	-	1,355,673
Preferred shares issued for accrued compensation	30,000	300	-	-	599,700	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Shares issued – note payable debt exchange	-	-	1,350,000	13,500	2,686,500	-	2,700,000
Shares issued – note payable debt exchange – related party			66,240	662	131,818	-	132,480
Net (loss) for the year ending December 31, 2021	-	-	-	-	-	$(1,490,196)	$(1,490,196)
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$4,803,049	$(2,896,524)	$1,964,631

See accompanying notes to consolidated financial statements.

CoJax Oil and Gas Corporation

Notes to Consolidated Financial Statements

December 31, 2021

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017.

Nature of Operations

We are an early development stage company. From November 13, 2017, we have been engaged in organizational activities and had no revenue-generating operations until the period covered by this current report.  We have begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) which contemplate the continuation of the Company as a going concern.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. During 2020, the Company has acquired Barrister Energy and correspondingly expects to be generating revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations, and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would affect future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021, and December 31, 2020, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. As of December 31, 2021, and the year ended December 31, 2020, the allowance for doubtful accounts was $0.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-

lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses as of December 31, 2021, or December 31, 2020.

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2021, or for the year ending December 31, 2020.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021, and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”). As the Company has no sales, the adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and did not affect the

Company’s previously reported results of operations, nor its ongoing consolidated and combined balance sheets, statements of cash flow, or statements of changes in equity.

Under ASC 606, oil and natural gas sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Once operational, all the Company’s oil and natural gas sales will be made under contracts with customers. The performance obligations for the Company’s contracts with customers will be satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts will not give rise to contract assets or liabilities. The Company will typically receive payment within 30 days of the month of delivery. The Company’s contracts for oil and natural gas sales will be standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts, and other adjustments and deductions.

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

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of December 31, 2021, or as of December 31, 2020.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any dilutive securities as of December 31, 2021, and December 31, 2020.

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

The Acquisition was recognized as an asset acquisition whereby CoJax recorded the assets acquired and the liabilities assumed at the historical cost to Barrister as of November 17, 2020. Revenues and related expenses for the Acquisition are included in our consolidated statement of operations beginning June 16, 2020, which is the date the Company obtained control of the properties.

The $2.7 million, zero interest, long-term note was payable to Central Operating, LLC at the signing of the Purchase and Sale Agreement on June 16, 2020. The note payable was settled through a debt exchange agreement on November 19, 2021, with the issuance of 1,350,000 shares of common stock. The Acquisition payable was settled at the closing on November 17, 2020, through the issuance of 3,650,000 shares of common stock. The Company incurred $620,500 in non-capitalizable acquisition-related costs, which were recognized in general and administrative expense during the year ended December 31, 2020.

The following table summarizes the historical costs of the assets acquired and the liabilities assumed:

Historical Cost of consideration given;
Assets acquired:
Barrister property rights	$2,700,000

ARO asset	79,802
Liabilities assumed:
Asset retirement obligations	(79,802)
Total Identifiable Net Assets	$2,700,000

NOTE 6 – LONG-LIVED ASSETS

At December 31, 2021, and December 31, 2020, through the Company’s acquisition of Barrister Energy, LLC had leased oil and gas properties assets valued at $2,700,000.

NOTE 7 – ACCRUED EXPENSES

At December 31, 2021, and December 31, 2020, the Company had the following accrued expenses:

	December 31, 2021	December 31, 2020
Accrued interest	$-	$2,410
Accrued salaries and payroll taxes	696,453	611,714
Accrued M&A expenses	-	620,500
Accrued expenses	$696,453	$1,234,524

NOTE 8 – NOTES PAYABLE

	December 31,	December 31,
	2021	2020

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note has been converted to a five-year loan at 1% interest beginning on January 1, 2022.	$49,992	$49,992

On May 4, 2021, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $41,665 loan. On May 9, 2021, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds were disbursed for salaries and payroll taxes in 2021.	$41,665	$-

The $2.7 million long-term note is payable to Central Operating, LLC at the signing of the Barrister Purchase and Sale Agreement on June 16, 2020. The Company’s obligation to repay the full amount of the note was discharged pursuant to a debt exchange transaction on November 19, 2021, in exchange for the issuance of common stock.	$-	$2,700,000

Notes payable	$91,657	$2,749,992
Less: current Portion	(51,663)	-
Notes payable net of current portion	$39,994	$2,749,992

Related Party

The Company was a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2021, and December 31, 2020, notes payable consisted of the following:

	December 31,	December 31,
	2021	2020

On September 1, 2019, the Company's Executive Chairman loaned $42,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on February 19, 2022. This note and associated interest was settled with the issuance of common stock in a debt exchange on December 17, 2021.	$-	$42,000

On November 15, 2019, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on February 19, 2022. This note and associated interest was settled with the issuance of common stock in a debt exchange on December 17, 2021.	$-	$20,000

On February 19, 2020, the Company's Executive Chairman loaned $28,400 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on February 19, 2022. This note and associated interest was settled with the issuance of common stock in a debt exchange on December 17, 2021.	$-	$28,400

On July 15, 2020, the Company's Executive Chairman loaned $37,215 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on July 15, 2022. This note and associated interest was settled with the issuance of common stock in a debt exchange on December 17, 2021.	$-	$37,215

Notes payable – related party	$-	$127,615

NOTE 9 – RELATED PARTY TRANSACTIONS

For the year ending December 31, 2021, there were no related party transactions (see NOTE 8) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

On January 4, 2021, the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2021 the fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

For the year ending December 31, 2020, there were four related party transactions (see NOTE 8) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDER’S DEFICIT

Authorized Capital

As of December 31, 2021, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01.

Preferred Stock

During the year ending December 31, 2021, the Company issued 30,000 shares of Series A convertible preferred stock of its officers (see NOTE 9). During the year ending December 31, 2020, the Company issued no shares of Preferred Stock.

Common Stock

During the year ending December 31, 2021, the Company issued 1,350,000 at $2.00 per share in a debt exchange, and on November 17, 2020, the Company issued 3,650,000 shares as part of the Barrister acquisition. As mentioned in NOTE 5 the acquisition was accounted for as an asset acquisition and the transfer of assets and liabilities occurs at historical cost which resulted in no value being allocated to the shares being issued.

Additionally, the Company issued 677,836 shares for vendor payments, 10,000 shares for stock-based compensation, and 66,240 shares for related party note payable debt exchange, all at $2.00 per share.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

During the year ended December 31, 2021, the Company issued 17,500 shares at a share price of $2.00 for cash proceeds, and during the year ending December 31, 2020, the Company issued 9,000 shares at a share price of $2.00 for cash proceeds.

During the years ending December 31, 2021, and December 31, 2020, the Company did not repurchase any shares.

Capital Contributions

During the years ending December 31, 2021, and December 31, 2020, the Company did not receive any capital contributions.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2021, and December 31, 2020.

Management has reviewed the provisions regarding the assessment of their valuation allowance on deferred tax assets and based on those criteria determined that it would not have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against the deferred tax asset.

The Company recognizes the financial statement effect of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Virginia. The tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company is not presently undergoing any tax audits. As of December 31, 2021, the tax years that remain subject to examination are 2020, 2019, 2018, and 2017 for Federal and 2020, 2019, 2018, and 2017 for the state.

The Company will apply the federal and state NOL carry-forward in FY 2021 and later years.

Income Taxes

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes have no net effect on the Company’s financial position and net loss. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets.

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$1,490,196	$1,363,296
Non-deductible expenses	-	(600,000)
Taxable loss	$1,490,196	$763,296
Expected approximate tax recovery on net loss, before income tax	$1,490,196	$160,292
Changes in valuation allowance	(312,941)	(160,292)
Income tax	$-	$-

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2021	As of December 31, 2020
Deferred income tax assets:
Net operating losses carried forward	$482,269	$169,328
Less: valuation allowance	(482,269)	(169,328)
Deferred income tax assets	$-	$-

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 2021, and December 31, 2020, the Company has incurred accumulated net operating losses in the United States of America totaling $2,896,524 and $1,406,328 respectively which are available to reduce taxable income in future taxation years.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2021, and December 31, 2020. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of December 31, 2021, and December 31, 2020.

Purchase Commitments

The Company has no purchase obligations at December 31, 2021.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2021, and December 31, 2020, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – The Company had no revenue-generating operations and therefore no accounts receivable as of the date of these financial statements.

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

COVID-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse effect on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is not expecting to experience any adverse effects other than:

1.Difficulty in communicating with potential acquisition targets.

2.Fund-raising events may be limited.

Additionally, it is possible that estimates made in the financial statements have been, or will be, materially and adversely affected in the near term as a result of these conditions, including the ability to raise additional funding.

NOTE 13 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the estimated cash flows. The asset retirement obligation incurred at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, November 17, 2020	$-
Liabilities acquired	79,802
Liabilities incurred	-
Liabilities settled	-
Accretion expense	2,347
Balance, December 31, 2020	$82,149
Liabilities acquired	-
Liabilities incurred	-
Liabilities settled	-
Accretion expense	2,416
Balance, December 31, 2021	$84,566

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed beyond the following:

On January 13, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 31, 2022.

On January 24, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 31, 2022.

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 31, 2022.

Issuance of Preferred Stock

On January 4, 2022, the Company issued 12,500 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2022 the fair value of $500,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

Issuance of Common Stock

On February 1, 2022, the Company issued 170,000 shares for consulting fees at $2.00 per share.

On March 14, 2022, the Company issued 10,000 shares for payment to William A. Bradley, Board member at $2.00 per share.

On May 5, 2022, the Company issued 31,554 shares for vendor payments at $2.00 per share.

Appointment of Independent Board Member

On March 7, 2022, William A. Bradley was offered and accepted the position of an independent member of the Board of Directors. Mr. Bradley, 56, has over fifteen years of leadership, business consulting, financial, and management experience for publicly traded and private companies. Since June 2011, Mr. Bradley served as M&A/Business Consulting Managing Director and Chief Financial Officer at Global Advisors Inc. where he provided business consulting services, reviewed client’s financial position and managed relationships, conducted financial reviews, including the PCAOB or IFRS audit process, and provided his consulting business advice on restructuring and potential mergers and acquisitions.  Since September 2018 he has served as the Chairman of the Board of Magagram Social Media Inc., a Toronto-based private company, from December 2006 to June 2011 as Chief Executive Officer of Ocean to Ocean Inc., and from January 2002 until November 2006, as Vice President of Gourmet Foods International.  Mr. Bradley graduated from York University in 1998 in Finance and Economics and received his undergraduate degree with honors in 1991 in Business Finance from Sandford College.

Oil Price Fluctuations and Uncertainty

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are affected by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes, or revenues.

The recent oscillations in the price of oil will force us to re-evaluate our current acquisition strategy as the price of natural gas and oil fluctuate in the future.  We expect oil and natural gas to remain volatile. The ability to find and develop sufficient amounts of natural gas and crude oil reserves at economic costs are critical to the long-term success of the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was not effective.

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

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will deliver improvements in our control environment.  Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Jeffrey J. Guzy	70	Chief Executive Officer, Director
Wm. Barrett Wellman	74	Chief Financial Officer
William Allan Bradley	56	Director

Our directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

Mr. Guzy, age 70, has been our Chief Executive Officer since January 22, 2020, and a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017, through March 16, 2020.

Mr. Guzy has served as an outside director of Leatt Corp. (OTC Trading Symbol: LEAT), since April 2007. Mr. Guzy also served, from October 2007 to August 2010, as Leatt Corp’s President. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar, and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Companies, Inc. (OTC Trading Symbol: CAPC), Since 2020, he has also served as an independent director of Brownies Marine Group, Inc. (OTC Trading Symbol: BWMG). Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy’s management and extensive experience led to the conclusion that he should serve as a director.

Mr. Wellman, age 74, has been our Chief Financial Officer since March 16, 2020.  Mr. Wellman has over 30 years of business experience as an accountant, controller, chief financial officer, chief information officer, and senior executive for various companies and two large accounting firms.  Since 2006, Mr. Wellman has maintained a financial consulting business in Arlington, Virginia.   He has an MBA from Marshall University and a B.S. in Accounting from the University of Charleston.

Mr. Bradley, age 56, has served as our director since March 7, 2022.  Mr. Bradley has over fifteen years of leadership, business consulting, financial, and management experience for publicly traded and private companies. Since June 2011, Mr. Bradley served as M&A/Business Consulting Managing Director and Chief Financial Officer at Global Advisors Inc. where he provided business consulting services, reviewed client’s financial positions and managed relationships, conducted financial reviews, including the PCAOB or IFRS audit process, and provided his consulting business advice on restructuring and potential mergers and acquisitions.  Since September 2018 he has served as the Chairman of the Board of Magagram Social Media Inc., a Toronto-based private company, from December 2006 to June 2011 as Chief Executive Officer of Ocean to Ocean Inc., and from January 2002 until November 2006, as Vice President of Gourmet Foods International.  Mr. Bradley graduated from York University in 1998 in Finance and Economics and received his undergraduate degree with honors in 1991 in Business Finance from Sandford College.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions).

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

5.being subject of, or a party to, any Federal or State judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compensation of Directors

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey J. Guzy	2021	-	-	-	-	-	-
	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-
Jeffrey Delancey(1)	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-

(1)Mr. Delancey was a director from May 18, 2018, through January 21, 2020.

For the years ended December 31, 2021, and 2020, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2021 and 2020 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Guzy(1)	2021	$120,000	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

Wm. Barrett Wellman (2)	2021	$100,000	$-	$-	$-	$-
2020

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

(2)a base annual salary of $100,000 payable semi-monthly in equal installments, but the base salary can either be paid in total when CoJax is adequately funded or, alternatively, the accrued unpaid base salary can be converted into shares of the CoJax common stock at the lower conversion price of the initial public offering price of $2.00 or current market price at time of conversion by Mr. Wellman;

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

Director Compensation

Jeffrey Guzy did not receive any compensation for his role as a director for the year ended December 31, 2021.

Employee Benefit Plans

The Company currently has no employee benefit plans.

2018 Equity Incentive Plan

CoJax’s Board of Directors and stockholders approved the 2018 Equity Incentive Plan on December 31, 2018 (“2018 Plan”), which replaced the 2017 Equity Incentive Plan (“2017 Plan”) that was approved by the Board of Directors and stockholders on January 2, 2018.  The Board of Directors terminated the 2017 Plan on December 31, 2018.  No options or awards were granted under the 2017 Plan.

No options or other incentive compensation has been granted as of the date of this Annual Report.

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

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, or money order, (2) a broker-

assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the option holder, (4) a net exercise of the option if it is a nonqualified stock option, and (5) other legal consideration approved by the plan administrator.

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

Restricted Stock Awards. Restricted stock awards are evidenced by restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft, or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule as determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock unit awards that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.  Restricted stock unit awards are evidenced by restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration or no consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of the consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Rights under a restricted stock units award may be transferred only upon such terms and conditions as set by the plan administrator. Restricted stock unit awards may be subject to vesting as determined by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

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

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and a maximum number of shares reserved for issuance under our 2018 Plan, (2) the class and a maximum number of shares by which the share reserve may increase each year automatically, (3) the class and a maximum number of shares that may be issued upon the exercise of incentive stock options and (4) the class and number of shares and exercise price, strike price or purchase price, if applicable, of all outstanding stock awards.

Change in Control. The plan administrator may provide, in an individual award agreement or any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability or settlement in the event of a change in control. Under our 2018 Plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation, or similar transaction, (2) a consummated merger, consolidation, or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially all of our consolidated assets.

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

Outstanding Equity Awards

There are no outstanding equity awards as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 13, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201. The percentages below are calculated based on 5,992,131 shares of common stock issued and outstanding as of June 13, 2022.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Jeffrey J. Guzy (1)	5,001	0.08%
Wm. Barrett Wellman (2)	5,000	0.08%
William Allan Bradley	10,000	0.17%
Total (3 persons)	20,001	0.34%
Roger Allums McLeod	2,920,000	48.7%
Rosswood Capital LLC (3)	1,350,000	22.5%
Jeffrey Wayne Delancy	304,045	5.1%

(1)Does not include 32,500 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(2)Does not include 22,500 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(3)   Rosswood Capital LLC acquired these shares pursuant to a gift transfer from Central Operating, LLC. Central Operating, LLC was the Lender of the Assumed Debt and acquired these shares pursuant to the Debt Exchange Agreement, dated November 16, 2021.

Changes in Control Agreements.

As of December 31, 2021, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer compensation arrangements discussed in “Executive Compensation,” below we describe transactions since incorporation, in which we have been a participant, in which the amount involved in the transaction is material to our Company, and in which any of the following is a party:

(a)enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, our Company;

(b)associates;

(c)individuals owning, directly or indirectly, an interest in the voting power of our Company that gives them significant influence over our Company, and close members of any such individual’s family;

(d)key management personnel, that is, those persons having authority and responsibility for planning, directing, and controlling the activities of our Company, including directors and senior management of companies and close members of such individuals’ families; and

(e)enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Review, Approval, and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions, such as those described above, with our executive officer(s), Director(s), and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval, or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Legal Proceedings

We know of no material, active, pending, or threatened to proceed against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The Board of the Company has appointed Haynie & Company. CPAs PC (“Haynie”) as our independent registered public accounting firm for the fiscal year ended December 31, 2021.  The following table sets forth the fees billed to the Company for professional services rendered by Haynie for each of the years ended December 31, 2021, and 2020:

Services	2021	2020
Audit fees	$21,000	$32,250
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$21,000	$32,250

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2021, and 2020 were for professional services rendered by Haynie for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form S-1 and the Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2021, and 2020.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021, and 2020.

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
3.2

Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

3.3

Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation with the Designation of Series A Convertible Preferred Stock, $0.01 par value per share, dated January 23, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on January 31, 2020)

3.4

Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated June 12, 2020 (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)

3.5	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.2*	Description of Securities
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
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

10.6	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)
10.9

 Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10

Debt Exchange Agreement, dated November 16, 2021, by and between the Company and Central Operating, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 19, 2021)

10.11

Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)

10.12

Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)

10.13

Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 4, 2022)

10.14

Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 4, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
21.1	Subsidiaries of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 21.1 to the Amendment No. 4 to Form S-1 Registration Statement filed with the Commission on September 14, 2021)
31.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Barrister Energy, LLC Oil Leases (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 14, 2021)

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
Date: June 13, 2022

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: June 13, 2022

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 13,2022