Form 10-Q
period 2022-03-31
CoJax Oil & Gas Corp
filed 2022-06-22
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 5,992,131 shares were outstanding as of June 22, 2022.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2022

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2021. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

•risks related to the integration of acquired companies and properties;

•potential defects in title to our properties;

•cost and availability of drilling rigs, equipment, supplies, personnel, and oilfield services;

•geological concentration of our reserves;

•environmental or other governmental regulations, including the legislation of hydraulic fracture stimulation;

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

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments, and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
As of	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$18,550	$12,098
Prepaid expense	66,669	91,667
Total Current Assets	85,219	103,765
Properties and Equipment
Oil and natural gas properties subject to amortization	2,779,802	2,779,802
Total Properties and Equipment	2,779,802	2,779,802
Total Assets	2,865,021	2,883,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	62,664	46,261
Accrued interest payable	78	-
Accrued salary expense and payroll taxes	256,664	696,452
Notes payable – PPP – current portion	41,665	51,663
Notes payable – related party	20,000	-
Total Current Liabilities	381,071	794,376
Long-term Liabilities
Note payable – SBA PPP	48,313	39,994
Asset retirement obligations	85,188	84,566
Total long-term liabilities	133,501	124,560
Total Liabilities	514,572	918,936
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 55,000 and 30,000 Series A shares, $0.01 par value issued and outstanding, respectively.	550	300
Common stock, $0.01 par value, 300,000,000 current shares authorized, 5,960,577 and 5,780,577 shares issued and outstanding, respectively.	59,606	57,806
Additional paid-in capital	5,660,999	4,803,049
Accumulated deficit	(3,370,706)	(2,896,524)
Total Stockholders’ Equity	2,350,449	1,964,631
Total Liabilities and Stockholders' Equity	$2,865,021	$2,883,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
Oil and Natural Gas Revenues	$-	$8,160

Costs and Operating Expenses
Lease operating expenses	1,426	26,941
Ad valorem taxes	-	490
Asset retirement obligation accretion	622	604
General and administrative expense	471,172	241,413
Total Operating Expenses	473,220	269,448

Loss from Operations	(473,220)	(261,288)

Other Income (Expense)
Interest income	2	-
Interest (expense)	(964)	(630)

Net Other Income (Expense)	(962)	(630)

Net Loss	$(474,182)	$(261,918)

Basic and Diluted Earnings (Loss) per share	$(0.08)	$(0.06)
Weighted average common shares – basic and diluted	5,892,021	4,052,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2022	2021
Cash flows from operating activities:
Net loss	$(474,182)	$(261,918)
Common stock issued for services and salaries	360,000	220,000
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Amortization of asset retirement obligation	622	604
Accounts payable	16,402	17,586
Prepaid expense	25,000	-
Accrued salaries and payroll taxes	60,211	15,298
Accrued interest payable	78	629
Total adjustments to reconcile net loss to net cash provided by operations	462,313	254,117
Net cash used in operating activities	(11,869)	(7,801)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	20,000	-
Payments on PPP loan	(1,679)	-
Proceeds from sale of common stock	-	35,000
Net cash provided by financing activities	18,321	35,000

Net increase (decrease) in cash	6,452	27,199
Cash at beginning of period	12,098	44,051
Cash at end of period	$18,550	$71,250

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$500,000	$600,000
Accrued M&A fees settled with common stock	$-	$620,500
Accrued salaries settled with common stock	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	deficit
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,301	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	300	-	-	599,700	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$300	4,096,751	$40,968	$1,452,234	$(1,668,246)	$(174,744)

Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$4,803,049	$(2,896,524)	$1,964,631
Share-based vendor payments and settlements	-	-	170,000	1,700	338,300	-	340,000
Share-based payment to Board member for services	-	-	10,000	100	19,900	-	20,000
Preferred shares issued for accrued compensation	25,000	250	-	-	499,750	-	500,000
Net (loss) for the three months ending March 31, 2022	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	$5,660,999	$(3,370,706)	$2,350,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2021.

Organization and Nature of Operations – The Company is a Virginia corporation that owns interests in oil and natural gas properties located in Alabama. The Company's oil and natural gas sales, profitability, and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration, and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flow,s and quantities of oil and natural gas reserves that may be economically produced.

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity, and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders, and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries ("OPEC") and other non-OPEC producer nations (collectively with OPEC members, "OPEC+") during the first quarter 2020. As of the third quarter of 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, the reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flow,s and financial position, including further asset impairments.

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

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could continue to have a material adverse impact on the Company's oil revenue.  The Company is always mindful of oil price volatility and its impact on our liquidity.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  The Company's unaudited condensed financial statements are based on a number of significant estimates, including estimates of oil and natural gas reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties.  Reserve estimates, by their nature, are inherently imprecise.  Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company's future results of operations.

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

Any gains or losses resulting from changes in the fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments will be recognized in earnings and included as a component of other income (expense) in the Statement of Operations.

When applicable, the Company will record all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. At March 31, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

Oil and Gas Properties – The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expenses as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

Depreciation, depletion, and amortization expense for the three months ended March 31, 2022, was $0 per barrel of oil equivalent compared to $0, for the three months ended March 31, 2021.

Equipment, vehicles, and leasehold improvements – Currently, the Company has no office equipment. Going forward, office equipment will be valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation will be calculated using the straight-line method based upon an estimated useful life of 3 to 10 years.

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

The CARES Act was enacted on March 27, 2020, and includes income tax provisions that, among other things, allow net operating losses to be carried back, and permits interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded, and these provisions have no material impact on the Company.

For the period ended March 31, 2022, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company’s assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company's history of taxable losses. The Company reviews its Deferred Tax Assets ("DTAs") and valuation allowance on a quarterly basis.

New and Recently Adopted Accounting Pronouncements – In October 2020, the FASB issued ASU 2020-10, "Codification Improvements," which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company's financial statements.

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2022, the effect of 55,000 convertible preferred shares into 550,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

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

Oil sales

Under the Company's oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed-upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

The Company currently is not producing natural gas.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2022, and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
Revenues by Product:
Oil	$-	$8,160
Natural gas	-	-
Oil and natural gas revenues	$-	$8,160

All revenues are from production from the Gulf State Drilling Region in Alabama.

NOTE 4 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between the previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

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

The Company has a month-to-month rental agreement for our offices in Arlington, Virginia, and Laurel, Mississippi.

NOTE 5 – EARNINGS (LOSS) PER SHARE INFORMATION

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.

	For the Three Months
	Ended March 31,
	2022	2021
Net Income (Loss)	$(474,182)	$(261,918)
Basic Weighted-Average Shares Outstanding	5,892,021	4,052,939
Effect of dilutive securities:
Stock options	n/a	n/a
Convertible preferred stock	n/a	n/a
Restricted stock	n/a	n/a
Common warrants	n/a	n/a
Diluted Weighted-Average Shares Outstanding	5,892,021	4,052,939
Basic and Diluted Earnings (Loss) per Share	$(0.08)	$(0.06)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022, and March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The Company records the obligation to plug and abandon oil and gas wells at the dates the properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2021	$84,566
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	622
Balance, March 31, 2022	$85,188

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at March 31, 2022, and March 31, 2021. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of March 31, 2022, and March 31, 2021.

Purchase Commitments

The Company has no purchase obligations at March 31, 2022.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 4, 2022, the Company issued 12,500 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The fair value of $500,000 ($20 per share) has been recorded as part of the settlement of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

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

On February 1, 2022, the Company issued 170,000 shares of common stock at $2.00 per share to three individual investors in settlement of claims and for strategic consulting services totaling $340,000.

On February 15, 2022, the Company issued 10,000 shares of common stock at $2.00 per share to William Allan Bradley for services as a Board member totaling $20,000.

There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDERS' EQUITY

Authorized Capital

As of March 31, 2022, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

On January 4, 2022, the Company issued 12,500 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO (see NOTE 9). Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2022 the fair value of $500,000 ($20 per share) has been recorded as part of settlement of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

Common Stock

On February 1, 2022, the Company issued 170,000 shares for settlements and consulting fees at $2.00 per share.

On February 15, 2022, the Company issued 10,000 shares for payment to William A. Bradley, Board member at $2.00 per share.

During the first quarter of 2021, the company issued 17,500 shares of common stock for sale of shares for cash.

During the periods ending March 31, 2022, and March 31, 2021, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending March 31, 2022, and March 31, 2021, the Company did not receive any capital contributions.

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

On May 4, 2022, the Company issued 31,554 shares to Intelligent Investments I, LLC assigned by The Crone Law Group, PC in settlement of legal fees. The shares had an assigned price of $2.00 per share totaling $63,108.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and our interim unaudited financial statements and accompanying notes to these financial statements.

Overview

CoJax is a growth-oriented independent exploration and production company based in Arlington, Virginia, and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Gulf States Region.

Business Description and Plan of Operation

CoJax is currently engaged in oil and natural gas acquisition, exploration, development, and production in Alabama. We focus on developing our existing properties while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs, and striving to show a gain in annual production while reducing the Company's debt.

Executive Summary - First Quarter 2022 Developments and Highlights

COVID-19 Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID 19 vaccination in the United States.  The shots were first administered to front-line workers and the elderly but were soon made available to all adults.  The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and state and local assistance.  The demand for oil and gas is expected to increase as the economy recovers which should strengthen oil prices. While oil prices have increased to pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue.

Results of Operations – For the Three Months Ended March 31, 2022, and 2021

As indicated below, production has virtually stopped, and the existing operations are at a maintenance level. The Company will not be able to increase production until sufficient financial resources are obtained. Additionally, the Company may need to write down the Barrister oil rights if production cannot be resumed.

Oil and natural gas sales.  For the three months ended March 31, 2022, oil sales revenue decreased $8,160 to $0, compared to $8,160 for the same period during 2021, as a result of the Company's transition to a maintenance level. For the three months ended March 31, 2022, and 2021 there were no sales of natural gas.

Oil and gas production costs.  Our lease operating expenses were $1,426 for the three months ended March 31, 2022, and $26,941 for the three months ended March 31, 2021.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 0% during the three months ended March 31, 2022, and remained steady at 6%, or $490, for the three months ended March 31, 2021.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates, or the state of Alabama changes its production tax rates.

Depreciation, depletion, amortization, and accretion.  Our depreciation, depletion, amortization, and accretion expense was $622 for the three months ended March 31, 2022, compared to $604 during the same period in 2021.

General and administrative expenses. General and administrative expense increased by $229,759 to $471,172 for the three months ended March 31, 2022, as compared to $241,413 for the three months ended March 31, 2021.  The increase in general and administrative expense is primarily attributable to stock-based compensation and vendor-related expenses.

	For the Three Months
	Ended March 31,
	2022	2021
General and administrative expense (excluding Stock Based Compensation)	$111,172	$21,413
Stock Based Compensation	360,000	220,000
General and administrative expense	$471,172	$241,413

Interest expense.  Interest expense increased from $334 to $964 for the three months ended March 31, 2022, as compared to $630 for the three months ended March 31, 2021.

Net income (loss).  For the three months ended March 31, 2022, the Company had a net loss of $474,182 as compared to a net loss of $261,918 for the three months ended March 31, 2021.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three-month periods ended March 31, 2022, and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
Oil volume (Bbls)	-	183
Natural gas volume (Mcf)	-	-
Total Production (Boe)	-	183

Average Sales Price:

Oil price (per Bbl)	-	45.66
Gas price (per Mcf)	-	-
Total per BOE	-	45.66

Capital Resources and Liquidity

For the three months ended March 31, 2022, the Company had cash on hand of $18,550, compared to $12,098 as of December 31, 2021.  The Company had net cash used in operating activities for the three months ended March 31, 2022, of $11,869, compared to $7,801 for the same period of 2021.  The primary difference in the cash used in operations was the difference in stock payments to vendors for previous services from 2022 to 2021.  The Company had net cash used in investing activities of $0 for the three months ended March 31, 2022, compared to $0 in 2021.  Net cash provided by financing activities was $18,321 for the three months ended March 31, 2022, and $35,000 for the same period in 2021.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is slowly returning to pre-pandemic levels as COVID-19 vaccine rates and economic activity have increased. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and ultimately realize greater shareholder value.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers, and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, the Company faces certain unique market risks associated with the exploration and production of oil and natural gas.  The most salient risk factors are the volatile prices of oil and gas, operational risks, the ability to integrate properties and businesses, and certain environmental concerns and obligations.

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters, and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors' supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

Transportation of Oil and Natural Gas

CoJax is presently committed to using the services of the existing gatherers in its present areas of production.  This gives such gatherers certain short-term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay a new pipeline and/or obtain new rights-of-way.

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas, and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large producers possess and employ financial, technical, and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit.  It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas products, such that CoJax views itself as having a price disadvantage compared to larger producers.

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects.  Our success may be dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water, waste use and disposal, prevention of waste hydraulic fracturing, and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation, and disposal of oil and natural gas, byproducts thereof, and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state, and local laws and regulations.

Compliance with these regulations may constitute a significant cost and effort for CoJax.  To date, no specific accounting for environmental compliance has been maintained or projected by CoJax.  CoJax does not presently know of any environmental demands, claims, adverse actions, litigation, or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies including ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.

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

The prices we receive depend on many factors outside of our control.  A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and the results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

The Company's revenues, profitability, and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and CoJax's ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. CoJax currently sells all of its oil and natural gas production under price-sensitive or market price contracts.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see "Item 1A. Risk Factors" in the 2021 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2021 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

CoJax Oil and Gas Corporation

Date: June 22, 2022	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 22, 2022	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)