Form 10-Q
period 2022-06-30
CoJax Oil & Gas Corp
filed 2022-09-01
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 5,992,131 shares were outstanding as of September 1, 2022.

• CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COJAX OIL AND GAS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
As of	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$12,946	$12,098
Prepaid expenses	41,667	91,667
Total Current Assets	54,613	103,765
Properties and Equipment
Oil and natural gas properties subject to amortization	2,779,802	2,779,802
Total Properties and Equipment	2,779,802	2,779,802
Total Assets	2,834,415	2,883,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	92,964	46,261
Accrued interest payable	247	-
Accrued salaries and payroll taxes	315,870	696,452
Notes payable – PPP current portion	41,665	51,663
Notes payable – related party	38,000	-
Total Current Liabilities	488,746	794,376
Long-term Liabilities
Note payable – SBA PPP	45,871	39,994
Asset retirement obligations	85,810	84,566
Total long-term liabilities	131,681	124,560
Total Liabilities	620,427	918,936
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 55,000 and 30,000 shares issued and outstanding, respectively.	550	300
Common stock, $0.01 par value, 300,000,000 current shares authorized, 5,992,131 and 5,780,577 shares issued and outstanding, respectively.	59,922	57,806
Additional paid-in capital	5,723,791	4,803,049
Accumulated deficit	(3,570,275)	(2,896,524)
Total Stockholders’ Equity	2,213,988	1,964,631
Total Liabilities and Stockholders' Equity	$2,834,415	$2,883,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Oil and Natural Gas Revenues	$-	$-	$-	$8,160

Costs and Operating Expenses
Lease operating expenses	27,459	1,468	28,885	28,410
Ad valorem taxes	-	-	-	490
Asset retirement obligation accretion	622	604	1,244	1,208
General and administrative expense	171,200	103,574	642,372	344,987
Total Operating Expenses	199,281	105,646	672,501	375,095

Loss from Operations	(199,281)	(105,646)	(672,501)	(366,935)

Other Income (Expense)
Interest income	2	4	4	5
Interest (expense)	(290)	(636)	(1,254)	(1,266)

Net Other Income (Expense)	(288)	(632)	(1,250)	(1,261)

Net Loss	$(199,569)	$(106,278)	$(673,751)	$(368,196)

Basic and Diluted Earnings (Loss) per share	$(0.03)	$(0.03)	$(0.12)	$(0.09)
Weighted average common shares – basic and diluted	5,980,342	4,096,751	5,835,417	4,090,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2022	2021
Cash flows from operating activities:
Net loss	$(673,751)	$(368,196)
Common stock issued for services and salaries	423,108	220,000
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Amortization of asset retirement obligation	1,244	1,208
Accounts payable	46,702	23,749
Prepaid expense	50,000	-
Accrued salaries and payroll taxes	119,419	84,211
Accrued interest payable	247	1,266
Total adjustments to reconcile net loss to net cash provided by operations	640,720	330,434
Net cash used in operating activities	(33,031)	(37,762)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	38,000	-
Payments on PPP loan 1 principal	(4,121)	-
Proceeds from PPP loan 2	-	41,665
Proceeds from sale of common stock	-	35,000
Net cash provided by financing activities	33,879	76,665

Net increase in cash	848	38,903
Cash at beginning of period	12,098	44,051
Cash at end of period	$12,946	$82,954

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$500,000	$600,000
Accrued M&A fees settled with common stock	$-	$620,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Sales of common stock	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	410,250	4,103	816,397	-	820,500
Preferred shares issued for accrued compensation	30,000	300	-	-	597,000	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Net (loss) for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$300	4,096,751	$40,968	$1,449,534	$(1,668,246)	$(174,744)
Net (loss) for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$300	4,096,751	$40,968	$1,449,534	$(1,774,524)	$(281,022)

Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$4,803,049	$(2,896,524)	$1,964,631
Share-based vendor payments and compensation	-	-	170,000	1,700	338,300	-	340,000
Share-based payment to Board member for services	-	-	10,000	100	19,900	-	20,000
Preferred shares issued for accrued compensation	25,000	250	-	-	499,750	-	500,000
Net (loss) for the three months ending March 31, 2022	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	$5,660,999	$(3,370,706)	$2,350,449
Share-based vendor payments	-	-	31,554	316	62,792	-	63,108
Net (loss) for the three months ending June 30, 2022	-	-	-	-	-	(199,569)	(199,569)
Balance, June 30, 2022	55,000	$550	5,992,131	$59,922	$5,723,791	$(3,570,275)	$2,213,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for the fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report.

Organization and Nature of Operations – The Company is a Virginia corporation that owns interests in oil and natural gas properties located in Alabama. The Company’s oil and natural gas sales, profitability, and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration, and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and quantities of oil and natural gas reserves that may be economically produced.

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity, and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders, and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. As of the second quarter of 2022, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, the reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows, and financial position, including further asset impairments.

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

Fair Value Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 is inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 is unobservable inputs for an asset or liability.

Fair Values of Financial Instruments – The carrying amounts of accounts receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

Derivative Instruments and Commodity Risk Activities – The Company currently does not engage in derivative instruments. Going forward, the Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Any gains or losses resulting from changes in the fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments will be recognized in earnings and included as a component of other income (expense) in the Statement of Operations.

When applicable, the Company will record all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are currently recognized in earnings unless specific hedge accounting criteria are met.

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

Oil and Gas Properties – The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases, are charged to expenses as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

Depreciation, depletion, and amortization expense for the three and six months ended June 30, 2022, was $0 per barrel of oil equivalent compared to $0 for the three and six months ended June 30, 2021.

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

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax carryforwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The CARES Act was enacted on March 27, 2020, and includes income tax provisions that, among other things, allow net operating losses to be carried back, and permit interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded, and these provisions have no material impact on the Company.

For the period ended June 30, 2022, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2021, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis.

Recently Issued Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Basic and Diluted Earnings per Share – Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume the exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2022, the effect of 55,000 convertible preferred shares into 550,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

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

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available or on acceptable terms if at all.

NOTE 3 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer.  Revenue is recorded in the month the product is delivered to the purchaser, and the Company receives payment from one to three months after delivery.  The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract-specified differentials.  The guidance does not require that the transaction price be fixed or stated in the contract.

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed-upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

The Company currently is not producing natural gas.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2022, and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenues by Product:
Oil	$-	$-	$-	$8,160
Natural gas	-	-	-	-
Oil and natural gas revenues	$-	$-	$-	$8,160

All revenues are from production from the Gulf State Drilling Region in Alabama.

NOTE 4 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between the previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under the previous GAAP.

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

	For the Three Months		For the Six Months
	Ended June 30.		Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(199,569)	$(106,278)	$(673,751)	$(368,196)
Basic Weighted-Average Shares Outstanding	5,980,342	4,096,751	5,835,417	4,090,255
Effect of dilutive securities:
Stock options	n/a	n/a	n/a	n/a
Convertible preferred stock	n/a	n/a	n/a	n/a
Restricted stock	n/a	n/a	n/a	n/a
Common warrants	n/a	n/a	n/a	n/a
Diluted Weighted-Average Shares Outstanding	5,980,342	4,096,751	5,835,417	4,090,255
Basic and Diluted Earnings (Loss) per Share	$(0.03)	$(0.03)	$(0.12)	$(0.09)

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

Level 2:  Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:  Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022, and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Balance, December 31, 2021	$84,566
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	1,244
Balance, June 30, 2022	$85,810

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at June 30, 2022, and June 30, 2021. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia, beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of June 30, 2022, and June 30, 2021.

Purchase Commitments

The Company has no purchase obligations at June 30, 2022.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – The Company had no revenue-generating operations and, therefore, no accounts receivable as of the date of these financial statements.

Legal Matters

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company operates in a highly regulated industry and employs personnel, which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 4, 2022, the Company issued 12,500 shares of Series A Convertible Preferred Stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A Convertible Preferred Stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The fair value of $500,000 ($20 per share) has been recorded as part of the settlement of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

On January 13, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on December 31, 2022.

On January 24, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on December 31, 2022.

On February 1, 2022, the Company issued 170,000 shares of common stock at $2.00 per share to three individual investors in settlement of claims and for strategic consulting services totaling $340,000.

On February 15, 2022, the Company issued 10,000 shares of common stock at $2.00 per share to William Allan Bradley for services as a Board member totaling $20,000.

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on April 31, 2023.

There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of June 30, 2022, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Series A Convertible Preferred Stock at a par value of $0.10.

Preferred Stock

During the period ending June 30, 2022, the Company issued 25,000 shares of Series A convertible preferred stock to its officers (see NOTE 9) in settlement of $500,000 of accrued salary. During the period ending June 30, 2021, the Company issued 30,000 shares of Series A convertible preferred stock to its officers in settlement of $600,000 of accrued salary.

Common Stock

On February 1, 2022, the Company issued 170,000 shares for settlements and consulting fees at $2.00 per share.

On February 15, 2022, the Company issued 10,000 shares for payment to William A. Bradley, Board member, at $2.00 per share.

On May 4, 2022, the Company issued 31,554 shares to Intelligent Investments I, LLC, assigned by The Crone Law Group, PC, in settlement of legal fees. The shares had an assigned price of $2.00 per share totaling $63,108.

During the quarter ending March 31, 2021, the company 17,500 shares of common stock for sale of shares for cash, 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition, 100,000 shares of common stock to various vendors in settlement of $200,000 in service and consulting fees and 10,000 shares of common stock to its executive officers.

During the quarter ending June 30, 2021, the company issued no shares of common stock.

During the periods ending June 30, 2022, and June 30, 2021, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending June 30, 2022, and June 30, 2021, the Company did not receive any capital contributions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company decided the following subsequent reportable events to be disclosed:

On August 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on August 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation, Reform Act of 1995, including, among others. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities, and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Our forward-looking statements do not consider the effects of future legislation or regulations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements, by their nature, involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

•risks associated with drilling, including completion risks, cost overruns, and the drilling of non-economic wells or dry holes;

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

•the occurrence of cybersecurity incidents, attacks, or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

•weather conditions;

•effectiveness of our internal control over financial reporting;

•actions or inactions of third-party operators of our properties;

•costs and liabilities associated with environmental, health, and safety laws;

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

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments, and other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

•the other factors discussed under “Risk Factors” in our Annual Report.

This section should be read in conjunction with our Annual Report and our interim unaudited financial statements and accompanying notes to these financial statements. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. Except as otherwise required by applicable law, we disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

Overview

CoJax is a growth-oriented independent exploration and production company based in Arlington, Virginia, and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Gulf States Region.

Business Description and Plan of Operation

The Company is currently engaged in oil and natural gas acquisition, exploration, development, and production in Alabama. We focus on developing our existing properties while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties while remaining cash flow positive, maintaining low operating costs, and striving to show a gain in annual production while reducing the Company’s debt.

Executive Summary - Second Quarter 2022 Developments and Highlights

COVID-19 Impact

In December 2020, the Food and Drug Administration authorized the use of the COVID-19 vaccination in the United States.  The shots were first administered to front-line workers and the elderly but were soon made available to all adults.  The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and state and local assistance.  The demand for oil and gas is expected to increase as the economy recovers, which should strengthen oil prices. While oil prices have increased to pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue.

Results of Operations – For the Three and Six Months Ended June 30, 2022, and 2021

Oil and natural gas sales.  For the six months ended June 30, 2022, oil and natural gas sales revenue decreased $8,160 to $0, compared to $8,160 for the same period during 2021, entirely as a result of the Company’s acquisition of Barrister Energy, LLC. For the three months ended June 30, 2022, and 2021 there were no sales of oil and natural gas.

Oil and gas production costs.  Lease operating expenses were $28,885 for the six months ended June 30, 2022, and $28,410 for the six months ended June 30, 2021. Lease operating expenses were $27,459 for the three months ended June 30, 2022, and $1,458 for the three months ended June 30, 2021.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 6%, or $490, during the six months ended June 30, 2021, and 0% for the six months ended June 30, 2022, and $0 for the three months ended June 30, 2022, and June 30, 2021.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Alabama changes its production tax rates.

Depreciation, depletion, amortization, and accretion.  Our depreciation, depletion, amortization, and accretion expenses were $1,244 for the six months ended June 30, 2022, compared to $1,208 during the same period in 2021. For the three months ended June 30, 2022, the accretion expense was $622 and $604 for the same period in 2021.

General and administrative expenses.  General and administrative expenses increased $297,385 to $642,372 for the six months ended June 30, 2022, as compared to $344,987 for the six months ended June 30, 2021.  The increase in general and administrative expense is primarily attributable to stock-based vendor and compensation-related expenses. General and administrative expenses increased $67,626 to $171,200 for the three months ended June 30, 2022, as compared to $103,574 for the three months ended June 30, 2021.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
General and administrative expense (excluding Stock Based Compensation)	$171,200	$103,574	$142,372	$124,987
Stock Based Compensation	-	-	500,000	220,000
General and administrative expense	$171,200	$103,574	$642,372	$344,987

Interest expense.  Interest expense decreased $12 to $1,254 for the six months ended June 30, 2022, as compared to $1,266 for the six months ended June 30, 2021; and decreased $346 to $290 for the three months ended June 30, 2022, as compared to $636 for the three months ended June 30, 2021.

Net income (loss).  For the six months ended June 30, 2022, the Company had a net loss of $673,751, as compared to a net loss of $368,196 for the six months ended June 30, 2021. For the three months ended June 30, 2022, the Company had a net loss of $199,569, as compared to a net loss of $106,278 for the three months ended June 30, 2021.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six-month periods ended June 30, 2022, and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Oil volume (Bbls)	-	-	-	183
Natural gas volume (Mcf)	-	-	-	-
Total Production (Boe)	-	-	-	183

Average Sales Price
Oil price (per Bbl)	-	-	-	45.66
Gas price (per Mcf)	-	-	-	-
Total per BOE	-	-	-	45.66

Capital Resources and Liquidity

For the six months ended June 30, 2022, the Company had cash on hand of $12,946, compared to $12,098 as of December 31, 2021.  The Company had net cash used in operating activities for the six months ended June 30, 2022, of $33,031, compared to $37,762 for the same period of 2021.  The Company had net cash used in investing activities of $0 for the six months ended June 30, 2022, compared to $0 in 2021.  Net cash provided by financing activities was $33,879 for the six months ended June 30, 2022, and $76,665 for the same period in 2021.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers, and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas and the associated increase or decrease in demand for services related to production and exploration.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, the Company faces certain unique market risks associated with the exploration and production of oil and natural gas.  The most salient risk factors are the volatile prices of oil and gas, operational risks, the ability to integrate properties and businesses, and certain environmental concerns and obligations.

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters, and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

Transportation of Oil and Natural Gas

CoJax is presently committed to using the services of the existing gatherers in its present areas of production.  This gives such gatherers certain short-term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipelines and/or obtain new rights-of-way.

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas, and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large producers possess and employ financial, technical, and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects, and productive properties than our financial or personnel resources permit.  It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas products, such that CoJax views itself as having a price disadvantage compared to larger producers.

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

In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies, including ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company’s revenues, profitability, and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and CoJax’s ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. CoJax currently sells all of its oil and natural gas production under price-sensitive or market price contracts.

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

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

CoJax Oil and Gas Corporation

Date: September 1, 2022	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 1, 2022	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)