Form 10-Q
period 2022-09-30
CoJax Oil & Gas Corp
filed 2022-11-22
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” "accelerated filer,” "smaller reporting company," and emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes ⌧ No

The registrant has one class of common stock, of which 7,614,466 shares were outstanding as of November 21, 2022.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended September 30, 2022

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

Should our underlying assumptions prove incorrect, or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$31,327	$12,098
Prepaid expenses	16,667	91,667
Total Current Assets	47,994	103,765
Properties and Equipment
Oil and natural gas properties (successful efforts method)	2,779,802	2,779,802
Total Properties and Equipment	2,779,802	2,779,802
Total Assets	2,827,796	2,883,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	102,339	46,261
Accrued interest payable	490	-
Accrued salaries and payroll taxes	394,815	696,452
Notes payable – SBA PPP – current portion	9,998	51,663
Notes payable – related party	73,000	-
Total Current Liabilities	580,642	794,376
Long-term Liabilities
Notes payable – SBA PPP	75,089	39,994
Asset retirement obligations	86,431	84,566
Total long-term liabilities	161,520	124,560
Total Liabilities	742,162	918,936
Stockholders' Equity (Deficit)
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 55,000 and 30,000 Series A shares, $0.01 par value issued and outstanding, respectively.	550	300
Common stock, $0.01 par value, 300,000,000 current shares authorized, 5,992,131 and 5,780,577 shares issued and outstanding, respectively.	59,922	57,806
Additional paid-in capital	5,723,791	4,803,049
Accumulated deficit	(3,698,629)	(2,896,524)
Total Stockholders’ Equity (Deficit)	2,085,634	1,964,630
Total Liabilities and Stockholders' Equity (Deficit)	$2,827,796	$2,883,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Oil and Natural Gas Revenues	$-	$-	$-	$8,160

Costs and Operating Expenses
Lease operating expenses	1,659	1,468	30,544	29,878
Ad valorem taxes	-	-	-	490
Asset retirement obligation accretion	621	604	1,865	1,812
General and administrative	125,832	84,818	748,176	429,804
Total Operating Expenses	128,112	86,890	780,585	461,984

Loss from Operations	(128,112)	(86,890)	(780,585)	(453,824)

Other Income (Expense)
Interest income	2	5	6	10
Interest expense	(243)	(643)	(21,526)	(1,909)

Net Other Income (Expense)	(241)	(638)	(21,520)	(1,899)

Net Loss	$(128,353)	$(87,528)	$(802,105)	$(455,723)

Basic and Diluted Earnings (Loss) per share	$(0.02)	$(0.02)	$(0.14)	$(0.11)
Weighted average common shares – basic and diluted	5,992,131	4,096,751	5,931,354	4,072,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(802,105)	$(455,724)
Common stock issued for services	423,108	220,000
Adjustments to reconcile Net loss to net cash used in operations:
Accretion of asset retirement obligation	1,865	1,812
Accounts payable	56,077	25,529
Prepaid expense	75,000
Accrued salaries and payroll taxes	198,363	128,814
Accrued interest payable	490	1,909
Total adjustments to reconcile net loss to net cash (used in) operations	754,903	376,064
Net cash used in operating activities	(47,202)	(79,660)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	73,000	-
Proceeds from PPP loan	-	41,665
Payments on PPP loan principal	(6,569)	-
Proceeds from the sale of common stock	-	35,000
Net cash provided by financing activities	66,431	76,665

Net change in cash	19,229	(2,995)
Cash at beginning of period	12,098	44,051
Cash at end of period	$31,327	$41,056

Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$500,000	$600,000
Accrued M&A fees settled with common stock	$-	$620,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Series A Preferred stock		Common stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Common stock issued for cash	-	-	17,500	175	34,825	-	35,000
Common stock issued for services	-	-	420,250	4,203	836,297	-	840,500
Preferred stock issued for accrued officer compensation	30,000	300	-	-	597,000	-	600,000
Net loss for the three months ending March 31, 2021	-	-	-	-	-	(261,918)	(261,918)
Balance, March 31, 2021	30,000	$300	4,096,751	$40,968	$1,449,534	$(1,668,246)	$(174,744)
Net loss for the three months ending June 30, 2021	-	-	-	-	-	(106,278)	(106,278)
Balance, June 30, 2021	30,000	$300	4,096,751	$40,968	$1,449,534	$(1,774,524)	$(281,022)
Net loss for the three months ending September 30, 2021	-	-	-	-	-	(87,528)	(87,528)
Balance, September 30, 2021	30,000	$300	4,096,751	$40,968	$1,449,534	$(1,862,052)	$(368,550)

Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$4,803,049	$(2,896,525)	$1,964,630
Common stock issued for services	-	-	180,000	1,800	358,200	-	360,000
Preferred stock issued for accrued officer compensation	25,000	250	-	-	499,750	-	500,000
Net loss for the three months ending March 31, 2022	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	$5,660,999	$(3,370,707)	$2,350,448
Common stock issued for services	-	-	31,554	316	62,792	-	63,108
Net loss for the three months ending June 30, 2022	-	-	-	-	-	(199,569)	(199,569)
Balance, June 30, 2022	55,000	$550	5,992,131	$59,922	$5,723,791	$(3,570,276)	$2,213,987
Net loss for the three months ending September 30, 2022	-	-	-	-	-	(128,353)	(128,353)
Balance, September 30, 2022	55,000	$550	5,992,131	$59,922	$5,723,791	$(3,698,629)	$2,085,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements – The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for the fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and, accordingly, do not include all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2021.

Organization and Nature of Operations – The Company is a Virginia corporation that owns interests in oil and natural gas properties located in Alabama. The Company's oil and natural gas sales, profitability, and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration, and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, and quantities of oil and natural gas reserves that may be economically produced.

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity, and changes in consumer behavior. In attempting to control the spread of COVID-19, governments worldwide imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders, and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries ("OPEC") and other non-OPEC producer nations (collectively with OPEC members, "OPEC+") during the first quarter 2020. As of the third quarter of 2022, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, the reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices, could result in additional adverse impacts on the Company's results of operations, cash flows, and financial position, including further asset impairments.

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

Concentration of Credit Risk –The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

Oil and Gas Properties – The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

Depreciation, depletion, and amortization expense for the three and nine months ended September 30, 2022, was $0 per barrel of oil equivalent compared to $0, for the three and nine months ended September 30, 2021.

Equipment, Vehicles, and Leasehold Improvements – Currently, the Company has no office equipment. Going forward, office equipment will be valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation will be calculated using the straight-line method based on an estimated useful life of 3 to 10 years.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020, and includes income tax provisions that, among other things, allow net operating losses to be carried back, permit interest expense to be deducted up to a higher percentage of adjusted taxable income, and modify tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the net operating loss (“NOL”) carryback, no benefit was recorded, and these provisions have no material impact on the Company.

For the period ended September 30, 2022, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company’s assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company's history of taxable losses. The Company reviews its Deferred Tax Assets ("DTAs") and valuation allowance on a quarterly basis.

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

Basic and Diluted Earnings per Share – Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method. The computation of diluted loss per share does not assume the exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2022, the effect of 55,000 convertible preferred shares into 550,000 common shares was excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. In 2020, the Company acquired Barrister Energy with identified proven or probable reserves and correspondingly expects to be generating revenue during its exploration stage. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2022, and 2021:

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

NOTE 5 –LOSS PER SHARE INFORMATION

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.

	For the Three Months		For the Nine Months
	Ended September 30.		Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(128,353)	$(87,528)	$(802,105)	$(455,724)
Basic Weighted-Average Shares Outstanding	5,992,131	4,096,751	5,931,354	4,072,930
Effect of dilutive securities:
Stock options	n/a	n/a	n/a	n/a
Convertible preferred stock	n/a	n/a	n/a	n/a
Restricted stock	n/a	n/a	n/a	n/a
Common warrants	n/a	n/a	n/a	n/a
Diluted Weighted-Average Shares Outstanding	5,992,131	4,096,751	5,931,354	4,072,930
Basic and Diluted Earnings (Loss) per Share	$(0.02)	$(0.02)	$(0.14)	$(0.11)

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

Level 2:  Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:  Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022, and September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The Company records the obligation to plug and abandon oil and gas wells at the dates the properties are either acquired, or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2021	$84,566
Liabilities incurred	-
Liabilities acquired	-
Liabilities sold	-
Revision of previous estimates	-
Liabilities settled	-
Accretion expense	1,865
Balance, September 30, 2022	$86,431

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at September 30, 2022, and September 30, 2021. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia, beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of September 30, 2022, and September 30, 2021.

Purchase Commitments

The Company has no purchase obligations at September 30, 2022.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 4, 2022, the Company issued 12,500 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The fair value of $500,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10. Additionally, on January 4, 2021, the Company issued 5,000 shares of Common Stock to each of the officers valued at $2 per share.

On January 4, 2021, the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10. Additionally, on January 4, 2021, the Company issued 5,000 shares of Common Stock to each of the officers valued at $2 per share.

On January 13, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on January 24, 2023.

On January 24, 2022, the Company's Executive Chairman loaned $10,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on January 24, 2023.

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

On September 16, 2022, the Company's Executive Chairman loaned $15,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on September 16, 2023.

There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

NOTE 10 – STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Capital

As of September 30, 2022, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

On January 4, 2022, the Company issued 12,500 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO (see NOTE 9). Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2022, the fair value of $500,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10. No gain or loss was recognized.

On January 4, 2021, the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the CEO, and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the CFO (see NOTE 9). Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2021, the fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10. No gain or loss was recognized.

Common Stock

On February 1, 2022, the Company issued 170,000 shares for settlements and consulting fees at $2.00 per share.

On February 15, 2022, the Company issued 10,000 shares for payment to William A. Bradley, a Board member, at $2.00 per share.

On May 4, 2022, the Company issued 31,554 shares to Intelligent Investments I, LLC, assigned by The Crone Law Group, PC, in settlement of legal fees. The shares had an assigned price of $2.00 per share totaling $63,108.

During the quarter ending September 30, 2022, the company issued no shares of common stock.

During the period ending September 30, 2021, the company issued 310,250 shares of common stock to Newbridge Securities Corporation in settlement of $620,500 in M&A fees for the Barrister acquisition, 100,000 shares of common stock to various vendors in settlement of $200,000 in service and consulting fees and 10,000 shares of common stock to its executive officers.

During the first quarter of 2021, the company issued 17,500 shares of common stock for the sale of shares for cash.

During the periods ending September 30, 2022, and September 30, 2021, the Company did not repurchase any shares.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending September 30, 2022, and September 30, 2021, the Company did not receive any capital contributions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company decided that the following subsequent reportable events be disclosed:

On October 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such an amount. The promissory note is unsecured and bears interest at 2% per annum principal, and accrued interest matures on October 25, 2023.

On November 4, 2022, the Company issued 22,335 shares to Intelligent Investments I, LLC, assigned by The Crone Law Group, PC, in settlement of legal fees. The shares had an assigned price of $2.00 per share totaling $63,108.

On November 8, 2022, the board of directors of CoJax Oil and Gas Corporation (the “Company”) approved and authorized, by unanimous written consent, the issuance of 1,600,000 shares of common stock, $0.01 par value per share, valued at $2.10 per share (the “Shares”), to Taxodium Energy LLC, a Mississippi limited liability company (“Taxodium”), in consideration for the sale and assignment of various mineral and oil and gas royalty interests in and to certain properties located in Mississippi and Alabama (the “Assignment”) to Barrister Energy LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi.  The Acquisition was completed on November 8, 2022, with an effective date of October 1, 2022, for accounting purposes.

At the request and the instructions of Taxodium, the Company issued the Shares to all members of Taxodium, on the pro rata basis of their ownership interest in Taxodium.  The Company issued the Shares in reliance upon an exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933.

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

Executive Summary - Third Quarter 2022 Developments and Highlights

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

Results of Operations – For the Three and Nine Months Ended September 30, 2022, and 2021

Oil and natural gas sales.  For the nine months ended September 30, 2022, oil and natural gas sales revenue decreased $8,160 to $0, compared to $8,160 for the same period during 2021, as a result of the Company's acquisition of Barrister Energy, LLC. For the three months ended September 30, 2022, and 2021 there were no sales of oil and natural gas.

Oil and gas production costs.  Lease operating expenses were $30,544 for the nine months ended September 30, 2022, and $29,878 for the nine months ended September 30, 2021. Lease operating expenses were $1,659 for the three months ended September 30, 2022, and $1,468 for the three months ended September 30, 2021.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 6%, or $490, during the nine months ended September 30, 2021, 0% for the nine months ended September 30, 2022, and $0 for the three months ended September 30, 2022, and September 30, 2021.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Alabama changes its production tax rates.

Depreciation, depletion, amortization, and accretion.  Our depreciation, depletion, amortization, and accretion expenses were $1,865 for the nine months ended September 30, 2022, compared to $1,812 during the same period in 2021. For the three months ended September 30, 2022, the accretion expense was $621, and $604 for the same period in 2021.

General and administrative expenses.  General and administrative expense increased $318,372 to $748,176 for the nine months ended September 30, 2022, as compared to $429,804 for the nine months ended September 30, 2021.  The increase in general and administrative expense is primarily attributable to stock-based compensation-related expenses and the acquisition of Barrister Energy, LLC. General and administrative expense increased $41,014 to $125,832 for the three months ended September 30, 2022, as compared to $84,818 for the three months ended September 30, 2021. The increase in general and administrative expense is primarily attributable to increased legal, stock transfer, and audit fees.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
General and administrative expense (excluding Stock Based Compensation)	$126,832	$84,818	$749,175	$209,804
Stock Based Compensation	-	-	-	220,000
General and administrative expense	$126,832	$84,818	$749,175	$429,804

Interest expense.  Interest expense increased $19,617, primarily due to the settlement of outstanding legal fees, to $21,526 for the nine months ended September 30, 2022, as compared to $1,909 for the nine months ended September 30, 2021 and decreased to $243 for the three months ended September 30, 2022, as compared to $643 for the three months ended September 30, 2021 The decrease is due to the settlement of prior loans of the Company’s Executive Chairman.

Net income (loss).  For the nine months ended September 30, 2022, the Company had a net loss of $802,105, as compared to a net loss of $455,723 for the nine months ended September 30, 2021. For the three months ended September 30, 2022, the Company had a net loss of $128,353, as compared to a net loss of $87,528 for the three months ended September 30, 2021.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine-month periods ended September 30, 2022, and 2021:

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2022	2021	2022	2021

Oil volume (Bbls)	-	-	-	183
Natural gas volume (Mcf)	-	-	-	-
Total Production (Boe)	-	-	-	183

Average Sales Price
Oil price (per Bbl)	-	-	-	44.59
Gas price (per Mcf)	-	-	-	-
Total per BOE	-	-	-	44.59

Capital Resources and Liquidity

For the nine months ended September 30, 2022, the Company had cash on hand of $31,327, compared to $41,056 as of December 31, 2021.  The Company had net cash used in operating activities for the nine months ended September 30, 2022, of $47,202, compared to $79,660 for the same period of 2021.  The primary difference in the cash used in operations was the difference in stock payments to vendors for previous services from 2022 to 2021.  The Company had net cash used in investing activities of $0 for the nine months ended September 30, 2022, compared to $0 in 2021.  Net cash provided by financing activities was $66,431 for the nine months ended September 30, 2022, and $76,665 for the same period in 2021.

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

Effects of Inflation and Pricing

The oil and natural gas industry are very cyclical, and the demand for goods and services of oil field companies, suppliers, and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

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

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital, and future rate of growth. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters, and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors' supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

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

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water, and waste use and disposal, prevention of waste hydraulic fracturing, and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation, and disposal of oil and natural gas, byproducts thereof, and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state, and local laws and regulations.

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

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern. Still, it considers that the Company will be able to obtain additional funds through equity financing or related party advances. However, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

The Company's revenues, profitability, and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and CoJax's ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. CoJax currently sells all of its oil and natural gas production under price-sensitive or market-price contracts.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company's sales; further, the Company accepts payment for its commodity sales only in U.S. dollars.  CoJax is, therefore, not exposed to foreign currency exchange rate risk on these sales.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable, and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

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

Non-applicable.

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

CoJax Oil and Gas Corporation

Date: November 21, 2022	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)