Form 10-K
period 2022-12-31
CoJax Oil & Gas Corp
filed 2023-11-20
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Yes [  ]    No [X]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [ ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal quarter is $3,468,087.

On November 17, 2023, there were 9,315,902 outstanding shares of common stock of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CoJax Oil and Gas Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

•“COP” means Central Operating, L.L.C., a Mississippi limited liability company

•“Deep drill well” or “deep drilling rig” means a drilled oil well approximately 10,000’ deep or a drilling rig capable of drilling to depths of approximately 10,000 feet or more;

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

•“Smackover Trend” means a regional boundary where the Smackover formation exists below the surface of the ground.

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

PART I

ITEM 1. BUSINESS

We are an early-stage development oil and gas company seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region, including acquisition of hydrocarbon revenues and underlying oil and gas exploration and production rights. We believe that we can establish a profitable niche in crude oil production due to the quality of the light sweet crude oil produced from the Gulf States Region, which is cheaper to refine than crude oil from other regions of the U.S. and Canada.

The Company was incorporated in the Commonwealth of Virginia on November 13, 2017, and started its operations on November 17, 2020, upon an acquisition (the “Barrister Acquisition”) of all outstanding capital of Barrister, including all of Barrister’s crude oil and natural gas exploration and production leases and rights owned or controlled by Barrister.  In consideration for the Barrister Acquisition, the Company issued 3,650,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) to the members of Barrister and the assumption of Barrister’s debt obligations to Central Operating, LLC  (“COP”) in principal amount of $2,700,000 (the “Assumed Debt”) under the Purchase and Sale Agreement and the related secured promissory note (the “Note”), each dated as of June 1, 2019. On November 16, 2021, the Company and COP entered into a debt exchange agreement (the “Debt Exchange Agreement”), pursuant to which, COP fully discharged the Company from the obligation to repay the Assumed Debt in exchange for the issuance of 1,350,000 shares of Common Stock to COP.  Currently we are producing very limited crude oil production from limited oil drilling operations as a result of the Barrister Acquisition.  It is insufficient to cover our operating expenses or to fund establishing new oil drilling rigs or increased drilling.

Recent Developments

On September 27, 2022, the Company dismissed Haynie & Company PC (“Haynie”) as the independent registered public accounting firm engaged to audit the Company’s financial statements.  Haynie had served as the Company’s independent auditor since January 2019.  Haynie’s dismissal was approved by the Company’s board of directors as of such date.  Effective as of September 30, 2022, the Company engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”), as the Company’s independent registered public accounting firm, to audit the Company’s financial statements for the fiscal year ending December 31, 2022, in accordance with the U.S. federal securities laws and the applicable SEC rules and regulations and the Public Company Accounting Oversight Board (“PCAOB”).

On November 8, 2022, the Company, through Barrister, its wholly-owned subsidiary, acquired from Taxodium Energy, LLC, a Mississippi limited liability company (“Taxodium”), 100% ownership, right, title and interest in certain properties located in Mississippi and Alabama, including all oil and gas leases, interests, royalties, overriding royalties, subleases, fee estates, net profits interest, and carried interests (collectively  “NONOP Assets”) pursuant to the Assignment, Bill of Sale and Conveyance, dated October 31, 2022, executed by Taxodium (the “NONOP Assignment”).  In consideration of the acquisition of NONOP Assets, the Company issued 1,600,000 shares of the Company’s Common Stock to all members of Taxodium in proportion to their interest in Taxodium.  This transaction became effective on October 1, 2022, for accounting purposes, based on when the Company obtained control of the acquired assets. A copy of the NONOP Assignment is attached to this Annual Report as Exhibit 10.2.

On December 2, 2022, the Company, through Barrister, acquired from Taxodium a 100% ownership, right, title and interests in additional properties located in Mississippi, including certain wells, facilities, the oil gas and mineral leases, together with all surface and subsurface and all operating rights, working interest, and net revenue interest arising out such leases and rights (collectively  “Buckley Assets”) pursuant to the to the Assignment, Bill of Sale and Conveyance, dated December 2, 2022, executed by Taxodium and Barrister (the “Buckley Assignment”).  In consideration of the acquisition of Buckley Assets, the Company issued to members of Taxodium an aggregate of 1,500,000 shares of its Common Stock, valued at $2.00 per share, in proportion of their ownership interest in Taxodium.  The Buckley Assignment became effective on October 15, 2022, for accounting purposes, based on when the Company obtained control of the acquired assets. A copy of the Buckley Assignment is attached to this Annual Report as Exhibit 10.3.

While the Company acquired these new properties, including drilling wells, currently, these wells have very limited productions, not sufficient to for the Company to become profitable.

Our Growth Strategy

The Company is seeking underexploited oil leases and rights in the Gulf States Drilling Region with reserve reports and one or more drilling rigs, even if exploratory or not deep drilling rigs, which taken together indicate that the oil leases and rights have potential, substantial oil production capability – substantial for a small independent oil production company.  Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles.  Our ability to implement our business plan is subject, in part, on our ability to timely raise adequate and affordable funding from investors or lenders for establishing deep drilling rigs.  Our first acquisition was Barrister, followed by the acquisition of NONOP Assets and Buckley Assets in the fourth quarter of 2022.  Now we need to raise sufficient working capital to establish deep drilling rigs in these acquired oil and gas leases and rights.

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

Our teaming approach is also designed to facilitate rapid growth by bringing necessary expertise into operations from available contractors.  Our ability to realize profitability from oil production also depends on the success of deep drill wells, engaging necessary operations expertise, and market price for crude oil remaining at attractive per-barrel levels, which we believe is $60 or more per barrel. If we have adequate funding and/or sufficient cash flow, then we may seek to drill for oil in other assignee or leasehold interests or, alternatively, in oil and gas assignee or leasehold interests or properties owned by our potential affiliates or teaming partners. Through established networks of contacts, the Company markets its crude oil production, whether current or future, on a month-to-month basis.

If the production of oil increases from the properties in which the Company obtain its oil rights, the Company will have to expand the marketing efforts by engaging a person or firm to seek out new customers for the oil production in case the current customer base is unable or unwilling to purchase increased oil production. The cost means and extent of any enhanced future marketing effort will depend on the amount of increased oil production, the then-current market for oil, and the potential customer base for the oil production. If the existing customer base will not purchase increased oil production, then the engagement of a dedicated marketing person who engages in direct marketing, by telephone and internet, of potential customers for oil production may be required for the sale of any future increase of oil production.

Competitive Strengths

Use of Contractors

The Company utilizes experienced contractors, including former members of Barrister, with significant prior experience in oil and gas production in the Gulf States Drilling Region in the initial phases of implementing the business plan.  The Company believes that the use of these contractors is the most efficient and cost-effective means of operations for a small independent oil and gas production company and is designed to allow the Company to use experienced oil drilling and production personnel without the high overhead costs of hiring personnel as employees of the Company. Currently, we engage COP and Taxodium as our contractors to operate the limited oil and gas production drilling and storage operations for the Company Oil Rights and to manage the Company’s drilling operations.   They have extensive experience with operations and administration in an independent oil and gas production company and rely on contract operators to provide experienced personnel to handle all essential crude oil production on a day-to-day basis for the Company.   With adequate funding, the Company intends to employ this teaming model strategy to help attract and retain experienced oil industry engineering and production personnel to identify drill sites and then efficiently operate those wells to produce oil at an above-average industry rate of efficiency in the Gulf States region.

Competition

 The Company competes with many large, medium, and small-sized competitors in the Gulf States Drilling Region (including off-shore drilling in the Gulf of Mexico) and adjacent areas which have extensive operational histories, experienced oil and gas industry management, established market share, profitable operations, and extensive potential oil and gas fields or leases to exploit and the cash or funding resources to explore new oil and gas fields as well as acquire mature fields.  [There is also an established oil and gas production industry in northern Alaska and in North Dakota and western Canada (where fracking has made available significant oil and gas reserves in shale formations).

The Company has a very limited history of its business operation and is not able to match the resources, whether financial, technical, manpower, size of proven crude oil reserves, and distribution channels, of its competition in the Gulf States Drilling Region or elsewhere.  The Company’s current oil production is not sufficient to concern or attract the attention of competitors, which allows Barrister to operate as a small provider of oil without competitive pressures.  If we significantly increase oil production, we will face increasing competition from other small independent oil producers selling limited amounts of oil. Any increase in competitive pressures will require investment in a full-time marketing effort by the Company.

Company Oil Rights

Description of Barrister Oil Properties and Oil Production Operations. The Company’s current oil and gas assets consist primarily of non-operated interest.  However, production from these assets has significantly improved the Company’s operating ability.

As shown in the tables below, production has significantly improved due to the asset acquisitions in Q4. However, the Company will not be able to increase production until sufficient financial resources are obtained through potential debt and equity financing. Additionally, the Company may need to impair some of these assets if production cannot be restored.

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

Current Barrister Energy Properties.   We own interests in 32 wells as of the end of 2022. In Q4 2022, we acquired interest in 29 of those wells.

The annual net production of wells for the fiscal years 2020, 2021, and 2022 are summarized in the table below, with the 29 acquisition wells shown only in the 2022 total.

CONSOLIDATED PRODUCTION

Year	Total Oil Produced (bbl)	Total Gas Produced (mcf)
2020	183	-
2021	127	-
2022	4,132	4,106
TOTAL	4,442	4,106

Oil and Gas Production, Production Prices, and Production Costs

Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last four years.

	2022		2021		2020		2019
	(Net barrels of oil produced at year-end)
Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	4,132	-	127	-	183	-	1,397	-
Total Consolidated Subsidiaries	4,132	-	127	-	183	-	1,397	-
Total crude oil & natural gas liquids production

Bitumen production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-

Synthetic oil production
Consolidated Subsidiaries
United States	-	-	-	-	-	-	-	-
Total liquids production	-	-	-	-	-	-	-	-

Natural gas production available for sale
Consolidated Subsidiaries
United States	4,106	-	-	-	-	-	-	-
Total Consolidated Subsidiaries	4,106		-	-	-	-	-	-

Total natural gas production available for sale	4,106	-	-	-	-	-	-	-
	(thousands of oil-equivalent barrels at year-end)
Oil-equivalent production	-	-	-	-	-	-	-	-

Production Prices and Production Costs. The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

	United States	Total

During 2022
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	88.85	88.85
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	7.60	7.60
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	4.77	4.77
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2021
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	64.25	64.25
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	251.32	251.32
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

During 2020
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	58.88	58.88
NGL, per barrel	-	-
Natural gas, per thousand cubic feet	-	-
Bitumen, per barrel	-	-
Synthetic oil, per barrel	-	-
Average production costs, per oil-equivalent barrel – total	32.13	32.13
Average production costs, per barrel – bitumen	-	-
Average production costs, per barrel - synthetic oil	-	-

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

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2022				Year-End 2021				Year-End 2020
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	32	7	-	-	3.0	1.8	-	-	3.0	1.8	-	-
Total Consolidated Subsidiaries	32	7	-	-	3.0	1.8	-	-	3.0	1.8	-	-
Total gross and net productive wells	32	7	-	-	3.0	1.8	-	-	3.0	1.8	-	-

There were 32 gross, and 7 net wells as of December 31, 2022.

Gross and Net Developed Acreage

	Year-End 2022		Year-End 2021		Year-End 2020
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	6,208	901	370	352	370	352
Total Consolidated Subsidiaries	6,208	901	370	352	370	352

Total gross and net developed acreage	6,208	901	370	352	370	352

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

 Gross and Net Undeveloped Acreage

	Year-End 2022		Year-End 2021		Year-End 2020
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	2,600	26	700	700	2,992	2,244
Total Consolidated Subsidiaries	2,600	26	700	700	2,992	2,244

Total gross and net undeveloped acreage	2,600	26	700	700	2,992	2,244

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Our investment in developed and undeveloped acreage is comprised of numerous leases.  The List of Leases is included as Exhibit 99.2 to this Annual Report. The terms and conditions under which the Company maintains exploration and production rights to the acreage are property-specific, contractually defined, and vary significantly from property to property. Work programs are designed to ensure that the exploration potential of any property is thoroughly evaluated before expiration. In some instances, we may elect to relinquish acreage in advance of the contractual expiration date if the evaluation process is complete and there is not a business basis for the extension. In cases where additional time may be required to evaluate acreage fully, the Company has generally been successful in obtaining extensions. The scheduled expiration of leases and concessions for undeveloped acreage over the next three years is not expected to have a material adverse effect on the Company.

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

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior, acting pursuant to a Presidential Executive Order suspended the federal oil and gas leasing program indefinitely. President Biden also announced that his administration would continue to pause all offshore and onshore leasing pending a full review of the federal leasing and permitting program. In response to a challenge filed by Louisiana and other states, a federal court in the Western District of Louisiana issued a preliminary injunction blocking the Biden administration’s leasing moratorium. The Biden administration appealed this decision but has continued to hold lease sales pending appeal. While we do not have a significant federal land acreage position at 240 net acres, these actions could have a material adverse effect on the Company and our industry.

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

Regulation of Transportation of Oil

Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices; however, Congress could reenact price controls in the future.

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

Principal Executive Offices

Our principal executive office is located at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, in Arlington County outside of Washington, D.C., and our telephone number is (703) 479-8538.  We rent our principal executive offices under a month-to-month lease for a monthly rental of $50. The Company website is www.cojaxoilandgas.com.

Employees

We have two full-time employees:  Jeffrey J. Guzy, our Chief Executive Officer, and a director, and Wm. Barrett Wellman, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, and each officer, in his sole discretion, determines the extent of the time commitment.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. The risks and uncertainties discussed below are not the only ones we face. Risks could also harm our business, operating results, financial condition, or prospects, and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a complete loss of your investment. Prior to the Barrister Acquisition, we did not have revenue-generating operations that will fund our operating overhead.  While we began to generate revenue following the Barrister Acquisition, our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In assessing the risks and uncertainties described below, you should also refer to the other information contained herein, including our consolidated financial statements, pro forma financial statements, and the related notes thereto.

RISKS RELATED TO OUR BUSINESS

Risks Related to the Oil & Natural Gas Industry

Oil and natural gas prices are volatile, and any sustained decline in oil market prices could adversely affect the Company’s business, financial condition, results of operations, and its ability to meet capital expenditure obligations and financial commitments.

Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. Oil is a commodity, and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty.  Historically, oil prices have been volatile due to sensitivity to political and economic developments or crises. The prices we receive for oil production, and the levels of oil production, depend on numerous factors beyond our control, which include worldwide and regional economic conditions affecting the global supply and demand for oil, such as:

•levels of production, domestic and worldwide inventories;

•the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs

•the price and quantity of foreign imports of oil and their effect on U.S. oil producers;

•relative price and availability of alternative forms of energy;

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

These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the three years ended December 31, 2022, NYMEX WTI prices ranged from a high of $123.64 per barrel on March 8, 2022 to a low of -$36.98 per barrel on April 20, 2020, and NYMEX Henry Hub prices ranged from a high of $23.86 per MMBtu on February 17, 2021 to a low of $1.33 per MMBtu on September 21, 2020. Prices were particularly volatile in 2020 and 2021, with five-year highs occurring in 2021 and five-year lows occurring in 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including those relating to the COVID-19 global pandemic. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices. Specifically, prices of oil, and NGLs may adversely affect our revenues, cash flows, earnings and returns; our ability to attract capital to finance our operations and the cost of the capital; the profit or loss we incur in exploring for and developing our reserves; and the value of our oil and natural gas properties.

A substantial or extended decline in commodity prices may also reduce the amount of oil and natural gas that we can produce economically and cause a significant portion of our development projects to become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending, which could negatively affect our ability to replace our production and our future rate of growth, or require us to borrow funds to cover any such shortfall, which we may be unable to obtain at such time on satisfactory terms. Additionally, if we are required to curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.

Our business is subject to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for oil and natural gas.

Recently, these is an increasing attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons.  This attention results in the enactment of climate change-related regulations, policies and initiatives, including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy, increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, oil and natural gas products. Such developments may also adversely impact, among other things, our stock price and access to capital markets, and the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to successfully carry out our business strategy. Climate change-related developments may also impact the market prices of or our access to raw materials such as energy and water and therefore result in increased costs to our business.

More broadly, the enactment of climate change-related regulations, policies and initiatives across the market at the government, corporate, and/or investor community levels may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation).

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

Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.

Water is an essential component of both the drilling and hydraulic fracturing processes. If drought conditions were to occur or demand for water were to outpace supply, our ability to obtain water could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly. Along with the risks of other extreme weather events, drought risk, in particular, is likely increased by climate change. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, significant amounts of water are produced in our operations. Inadequate access to or availability of water recycling or water disposal facilities could adversely affect our production volumes or significantly increase the cost of our operations.

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

Our operations are subject to operating hazards inherent to our industry that may adversely impact our ability to conduct business, and we may not be fully insured against all such operating risks.

The operating hazards in exploring for and producing oil and natural gas include: encountering unexpected subsurface conditions that cause damage to equipment or personal injury, including loss of life; equipment failures that curtail or stop production or cause severe damage to or destruction of property, natural resources or other equipment; blowouts or other damages to the productive formations of our reserves that require a well to be re-

drilled or other corrective action to be taken; and storms and other extreme weather conditions that cause damages to our production facilities or wells. Because of these or other events, we could experience environmental hazards, including release of oil and natural gas from spills, natural gas leaks, accidental leakage of toxic or hazardous materials, such as petroleum liquids, drilling fluids or fracturing fluids, including chemical additives, underground migration, and ruptures. If we experience any of these problems, we could incur substantial losses in excess of our insurance coverage. The occurrence of a significant event or claim, not fully insured or indemnified against, could have a material adverse effect on our financial condition and operations. In accordance with industry practice, we maintain insurance against some of the operating risks to which our business is exposed. Also, no assurance can be given that we will be able to maintain insurance in the future at rates we consider reasonable to cover our possible losses from operating hazards and we may elect no or minimal insurance coverage.

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

Negative public perception of the oil and gas industry could have a material and adverse effect on us.

Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about climate change may lead to increased reputational and litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. The foregoing factors may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Negative perceptions regarding our industry and reputational risks may also in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. Certain segments of the investor community have developed negative sentiment towards investing in our industry.

Further, certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Institutional lenders who provide financing to companies in the energy sector have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Such developments aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.

Terrorist attacks aimed at energy operations could adversely affect our future oil exploration and production business.

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

Operational Risks

We have a limited history of owning and operating oil and gas exploration and production operations.

Prior to the Barrister Acquisition in November 2020, we have not generated any revenue. Although we acquired Barrister’s business pursuant to the Barrister Acquisition, these drilling operations are minimal and commenced less than three years ago.  In addition, the history of obtaining oil rights by Barrister was minimal in terms of production and does not reveal the potential oil production and profitability of the Company Oil Rights. Subsequently, in the fourth quarter of 2022, we acquired additional oil rights and interests by purchasing NONOP Assets and Buckley Assets, and now we need to obtain sufficient funds to develop reserves related to these properties.  However, the lack of a more extensive operating history may discourage lenders or funding sources from providing working capital to the Company.   There is no assurance that the Company Oil Rights, including rights acquired in the Barrister Acquisition and oil rights with respect to acquisition of NONOP Assets and Buckley Assets will produce oil on a profitable basis, even with deep drilling rigs.  Investors should carefully consider the lack of operating history of the Company and the lack of any significant oil production from the Company Oil Rights prior to making an investment decision to invest in the Company. If the Company is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves will be adversely affected. If drilling operations are curtailed, then the Company may be unable to continue to hold leases and drilling rights that are scheduled to expire, which may further reduce oil reserves, which will materially and adversely affect future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

We have entered a highly competitive and highly capital-intensive industry, and any oil production may be insufficient to fund, sustain, or expand revenue-generating operations.

The oil drilling exploration and production business are capital intensive due to the cost of experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance costs; potential liability exposures and financial effects; and the risk of unpredictable volatility in oil market prices and predatory pricing by competitors.  Drilling requires an upfront payment of operational costs with no guarantee that actual oil production will cover such expenses.  “Dry” holes for the first and/or second oil wells could deplete any available funding raised by the Company and render the Company insolvent. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, market oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments.  The Company does not have cash flow or cash reserves sufficient to fund more extensive and deep drilling on Company Oil Rights.  While we will seek such funding, there can be assurances that we can obtain funding that will be sufficient to fund deep drill wells, which are needed to produce any significant levels of oil production.   Future cash flow from our operations and access to capital are subject to a number of variables, including, but not limited to: (i) the market prices at which our oil production is sold; (ii) our proved reserves; (iii) the level of hydrocarbons we can produce from any future oil wells; (iv) our ability to acquire, locate and produce new oil reserves; (v) the levels of our operating expenses; (vi) reduction in the U.S. and global demand for oil.

Our acquisitions of oil and gas properties and subsequent exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.

Exploration, development, drilling and production activities are subject to many risks. Acquiring oil and natural gas exploration and production rights and leases requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential environmental and other liabilities. We may invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that any leasehold acreage acquired will be profitably developed, that new wells drilled will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, including wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs.

In addition, we may not be successful in controlling our drilling and production costs to improve our overall return and wells that are profitable may not achieve our targeted rate of return. Wells may have production decline rates that are greater than anticipated. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.  These risks could render unprofitable our drilling operations and significantly affect the overall financial performance and condition of the Company. Failure to conduct our oil and gas operations in a profitable manner may result in impairments of our proved reserves quantities, impairment of our oil and gas properties, and a write-down in the carrying value of our unproved properties, and over time may adversely affect our growth, revenues and cash flows.

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

We have a limited customer base for its oil production due to its limited oil production and operating history.  The cost of and difficulty in expanding the customer base for increased production from the Company Oil Rights is unknown.

We can only determine the cost and difficulty of expanding our customer base based on actual oil production and then-current market conditions and demand for oil.  As such, we cannot predict the cost and ease or difficulty of selling increased oil production from the Company Oil Rights.  This unknown factor in commercially exploiting any increased oil production from the Company Oil Rights increases the risk of investing in the shares of the Company because it renders uncertain a key factor in future profitability of the Company.

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

Although our initial public offering was declared effective by the Commission in August 2019, we were unable to sell any shares and terminated said offering.  We also failed to raise sufficient working capital In a second public offering pursuant to the registration statement on a Form S-1 which was declared effective by the Commission on October 9, 2020 (we raised only $53,000 in that public offering, which was closed on May 31, 2021). The impact of COVID-19 pandemic and volatility of market price for oil in 2020 and 2021 further hampered efforts to raise additional working capital by creating economic uncertainty and heightened risks in lending or investing in oil production. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we cannot continue as a viable entity, you would lose all or most of your investment in the Company.

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

Risks Relating to Our Common Stock

Our common stock is currently quoted on Expert Market of OTC Markets. We do not have an active, liquid trading market for our common stock and may never develop it.

In October 2021, our Common Stock became eligible for quotations on OTC Markets. Between October 2021 and July 2023, our stock has been quoted on OTC Pink marketplace, which publishes brokerage quotations; however our stock is currently quoted on Expert Market marketplace because of delinquent filings of this Annual Report and subsequent reports with the SEC.  As a result, our stock is currently not eligible for proprietary broker-dealer quotations, and all quotes in our common stock reflect unsolicited customer orders. This creates a higher risk of wider spreads, increased volatility, and price dislocations. In order to be eligible for public brokerage quotations provide continuous market making, a broker dealer needs to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA. Even if our stock becomes eligible for proprietary quotations, trading on OTC Pink marketplace is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

In the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock. The lack of an active market impairs the ability of our stockholders to sell their shares at a price that they consider reasonable and may also reduce the fair market value of the shares. Moreover, OTC Markets is not a securities exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or any other national stock exchange. Accordingly, stockholders may have difficulty reselling any shares of common stock.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the Expert Market marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “CJAX.” Our stock has been previously quoted on OTC Pink marketplace.  Quotations in Expert Market securities, however, are restricted from public viewing. However, there is currently only a very limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

As of November 6, 2023, there were 54 stockholders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The Company adopted the 2018 Equity Incentive Plan on December 31, 2018.  No awards were granted under the 2018 Equity Incentive Plan as of the date of this Annual Report.

Recent Issuances of Unregistered Securities

There were no other sales of equity securities during the period covered by this Annual Report that was not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or on a Current Report on Form 8-K filed by the Company.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon and should be read in conjunction with the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated on November 13, 2017, under the laws of the Commonwealth of Virginia, to acquire, fund, and operate oil exploration and production from assets in the Gulf States Drill Region. We are an early-stage corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil in the Gulf States Drill Region.

Since our inception, we have incurred operating losses. Prior to the Acquisitions, we had not generated positive cash flows from operations, and while after the Acquisitions, we started to generate revenue, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our proposed oil exploration and production business. These factors raise substantial doubt about our ability to continue as a going concern. We expect to incur expenses and operating losses for the foreseeable future as we seek to implement our business plan.  Due to its limited revenues, the Acquisitions do not remedy substantial doubts about our ability as a going concern. The Company has been unable to raise additional capital as of the date of this Annual Report, other than personal loans by Jeffrey J. Guzy, CoJax’s Chief Executive Officer and Chairman of the Board of Directors, and $53,000 raised in the public offering.

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

Risks and Uncertainties

Since March 2020, and throughout the last two years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. Commodity prices remained steady during the fourth quarter of 2022 as demand has continued to outpace relative supply. While recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in the first quarter of 2023 from their earlier highs in 2022, worldwide commodity demand continues to exceed pre COVID-19 pandemic levels. Although supply has increased and we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still an element of volatility and uncertainty that we expect to continue at least for the near-term and possibly longer, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.

Recent Developments

On November 8, 2022, the Company, through Barrister, acquired from Taxodium 100% ownership, right, title and interest in certain properties located in Mississippi and Alabama, including all oil and gas leases, interests, royalties, overriding royalties, subleases, fee estates, net profits interest, and carried interests (collectively, known as “NONOP Assets”) pursuant to the NONOP Assignment.  In consideration of the acquisition of NONOP Assets, the Company issued 1,600,000 shares of the Company’s Common Stock to all members of Taxodium in proportion to their interest in Taxodium.  This transaction became effective on October 1, 2022, for accounting purposes.

On December 2, 2022, the Company, through Barrister, acquired from Taxodium 100% ownership, right, title and interests in additional properties located in Mississippi, including certain wells, facilities, the oil gas and mineral leases, together with all surface and subsurface and all operating rights, working interest, and net revenue interest arising out of such leases and rights (collectively known as “Buckley Assets”) pursuant to the to the Buckley Assignment.  In consideration of the acquisition of Buckley Assets, the Company issued to members of Taxodium an aggregate of 1,500,000 shares of its Common Stock, valued at $2.00 per share, in proportion of their ownership interest in Taxodium.  The Buckley Assignment became effective on October 15, 2022 for accounting purposes.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	For the Year Ended December 31,
			Change	Change
	2022	2021	Amount	%
Revenues	$106,554	$8,160	$98,394	*
Lease operating expenses	321,103	31,918	289,185	906%
General & administrative expenses	2,111,761	1,461,534	650,227	44.5%
Depletion and accretion on discounted liabilities	42,321	2,416	39,905	*
Impairment expense	3,909,700	-	3,909,700	100%
Loss from operations	(6,278,331)	(1,487,708)	(4,790,623)	322.0%
Other income (expense)	40,716	(2,488)	43,204	*
Net loss	$(6,237,615)	$(1,490,196)	$(4,747,419)	318.6%

* In excess of 1,000%

Revenues

Revenues were $106,554 for the year ended December 31, 2022, and $8,160 for the year ended December 31, 2021. The Company is an early-stage company, having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. General and administrative expenses were $2,111,761 for the year ended December 31, 2022, compared to $1,461,534 in the same period in 2021, representing an increase of 5.9% or $85,227. The increase was primarily driven by an increase in share-based compensation expense.

Lease Operating Expenses

Lease operating expenses were $321,103 for the year ended December 31, 2022, compared to $31,918 in the same period in 2021. The increase was due to additional operating expenses resulting from acquisitions of oil and gas properties during 2022.

Loss from Operations

Total operating loss was $6,278,331 for the year ended December 31, 2022, and $1,487,708 for the year ended December 31, 2021. The loss was primarily driven by the $3,909,700 impairment loss on oil and gas properties in addition to the increase in general and administrative expenses.

Other Income (Expense)

Other income was $40,716 for the year ended December 31, 2022, compared to other expense of $2,488 in the same period in 2021. The increase was primarily due to an increase in interest income of $41,660.

Net Loss

As a result of the above factors, there was a net loss of $6,237,615 for the year ended December 31, 2022, compared to a net loss of $1,490,196 in the same period of last year.

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash and cash equivalents of $37,750 at December 31, 2022. The Company has incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2022, and December 31, 2021. Since inception, the primary sources of financing have been a combination of loans or contributions of Jeffrey J. Guzy, an officer and director of the Company, and $53,000 raised in the public offering.  This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. The Company has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain additional financing.

Funding Requirements

The Company believes that its working capital on hand, as of the date of this report, will not be sufficient to fund its plan of operations over the next 12 months. Until such time, if ever, as the Company can generate substantial revenues, it expects to continue relying on a combination of equity offerings and debt financings to fund ongoing operations. To the extent that the Company raises additional capital through the sale of equity or debt securities, the ownership interest of the Company may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of the Company’s existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able to arrange for other financing to fund its planned business activities.

Debt or equity financing arrangements may not be available to us or may be available only on unfavorable terms. Based on prior experience in seeking funding for drilling on properties without any significant oil production, funding for drilling is challenging to obtain at all or on affordable terms. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil industry in particular), our lack of operating history, the location of our proposed or future crude oil properties and prices of crude oil on the commodities markets (which will influence the amount of asset-based financing available to us) and other factors. Further, if oil prices on the commodities markets decline, our revenues from any exploitation of the Company Oil Rights will likely decrease, and such decreased revenues may increase our requirements for capital. The Company may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely affect our financial condition.

If the Company is unable to raise additional funds through equity or debt financings or other arrangements sufficient to satisfy its long-term capital requirements, together with its revenues from any acquired operations, it may be required to reduce operating costs, which are already minimal and delay, reduce or eliminate its acquisition and development activities. That reduction could jeopardize the Company’s future strategic initiatives and business plans. The Company may be required to sell some or all of its acquired properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions, and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy (either liquidation or reorganization under the U.S. Bankruptcy Code). Any of these actions could result in investors in the common stock losing their investment or failing to realize any appreciation in the common stock from the purchase price.

Working Capital (Deficit)

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2022, and December 31, 2021:

	As of	As of
	December 31, 2022	December 31, 2021
Current assets	$89,800	$103,765
Current liabilities	2,105,308	794,376
Working capital deficit	$(2,015,508)	$(690,611)

Cash Flows

Changes in the net cash provided by and (used in) operating, investing, and financing activities for the years ended December 31, 2022, and December 31, 2021, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(78,323)	$(108,618)
Net cash used in investing activities	-	-
Net cash provided by financing activities	103,975	76,665
Cash at beginning of period	12,098	44,051
Net increase (decrease) in cash	$25,652	$(31,953)

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, prepaid expenses, accounts payables, and accrued expenses.  For the period ended December 31, 2022, net cash used in operating activities was $78,323 compared to net cash used in operating activities of $108,618 for the period ended December 31, 2021.

Net cash used in investing activities was $0 for the periods ended December 31, 2022, and December 31, 2021.

Total net cash provided by financing activities was $103,975 and $76,665 for the periods ended December 31, 2022, and December 31, 2021, respectively. The net decrease was primarily due to the decrease in SBA PPP loans.

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

Revenue Recognition. In January 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Codification Revenues from Contracts with Customers (Topic 606). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASC 606. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas.

The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment within one month after pickup. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract-specified differentials. The new guidance regarding ASC 606 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 of our financial statements for additional information.

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

Impairment of Oil and Natural Gas Properties.  We evaluate the impairment of our proved oil and natural gas properties generally on a field-by-field basis or at the lowest level for which cash flows are identifiable, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We reduce the carrying values of proved properties to fair value when the expected undiscounted future cash flows are less than the net book value. We measure the fair values of proved properties using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a risk-adjusted discount rate. These inputs require significant judgments and estimates by our management at the time of the valuation. The most significant financial statement effect from a change in our oil and gas reserves or impairment of its proved properties would be the DD&A rate.

An impairment may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Our estimates of reserves and future cash flow as of December 31, 2022, and 2021 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2022, and 2021, respectively, in accordance with SEC guidelines.  As of December 31, 2022, our reserves are based on an SEC average price of $92.01 per Bbl of WTI oil posted and $6.957 per MCF natural gas. As of December 31, 2021, our reserves are based on an SEC average price of $45.66 per Bbl of WTI oil posted and $2.51 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for the life of reserves in accordance with SEC guidelines.

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

In January 2018, the Company adopted ASC 718, Compensation – Stock Compensation.

Recent Accounting Pronouncements

See Note 4 in the notes to our consolidated financial statements for further discussion regarding recently issued accounting standards.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS	PAGE

Reports of Independent Registered Public Accounting Firms	F 39 – F 40

Financial Statements:

Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021	F 41

Consolidated Statements of Operations for the years ended December 31, 2022, and December 31, 2021	F 42

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022, and 2021	F 43

Consolidated Statements of Cash Flows for the years ended December 31, 2022, and December 31, 2021	F 44

Notes to Consolidated Financial Statements	F 45 – F 60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CoJax Oil and Gas Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CoJax Oil and Gas Corporation ("the Company") as of December 31, 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2022.

Draper, UT

November 17, 2023

PCAOB ID: 3627

F 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CoJax Oil & Gas Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CoJax Oil & Gas Corporation (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company Salt Lake City, Utah November 17, 2023 PCAOB ID: 457 We began serving as the Company’s auditor in 2019. In 2022, we became the predecessor auditor.

F 40

CoJax Oil and Gas Corporation

Consolidated Balance Sheets

	As of	As of
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$37,750	$12,098
Accounts receivable	52,050	-
Prepaid expenses	-	91,667
Total current assets	89,800	103,765
Property and Equipment:
Oil and gas properties at cost	5,385,080	2,779,802
Less: Accumulated depletion	(39,623)	-
Total property and equipment - net	5,345,457	2,779,802

Total assets	$5,435,257	$2,883,567

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,057	$46,261
Workover expense payable	234,396	-
Accrued salaries and payroll taxes	1,642,612	696,452
Current portion of notes payable	10,242	51,663
Notes payable – related party	113,001	-
Total current liabilities	2,105,308	794,376
Long-term liabilities:
Asset retirement obligations	92,241	84,566
Notes payable, net of current portion	30,724	39,994
Total long-term liabilities	122,965	124,560

Total liabilities	2,228,273	918,936

Stockholders’ equity:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 55,000 and 30,000 Series A shares, $0.01 par value issued and outstanding at December 31, 2022 and 2021, respectively.	550	300
Common stock, $0.01 par value, 300,000,000 current shares authorized, 9,114,446 and 5,780,577 shares issued and outstanding at December 31, 2022 and 2021, respectively.	91,144	57,806
Additional paid-in capital	12,249,429	4,803,049
Accumulated deficit	(9,134,139)	(2,896,524)

Total stockholders’ equity	3,206,984	1,964,631

Total liabilities and stockholders’ equity	$5,435,257	$2,883,567

See accompanying notes to consolidated financial statements.

F 41

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Revenues	$106,554	$8,160

Operating costs and expenses:
Lease operating expenses	321,103	31,918
General and administrative expenses	2,111,761	1,461,534
Depletion and accretion on discounted liabilities	42,321	2,416
Impairment expense	3,909,700	-
Total operating costs and expenses	6,384,885	1,495,868

Loss from operations	(6,278,331)	(1,487,708)

Other income (expense):
Gain on forgiveness of debt	41,665	-
Other income and expense	7	(33)
Interest expense	(956)	(2,455)
Total other income (expense)	40,716	(2,488)

Net loss	$(6,237,615)	$(1,490,196)

Net loss per common share - basic and diluted	$(0.93)	$(0.35)
Weighted average number of common shares outstanding during the period - basic and diluted	6,683,773	4,269,524
See accompanying notes to consolidated financial statements.

F 42

CoJax Oil and Gas Corporation

Consolidated Statements of Stockholder’s Equity

For the years ending December 31, 2022, and December 31, 2021

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2020	-	$-	3,659,001	$36,590	$(18,588)	$(1,406,328)	$(1,388,326)
Sale of common stock for cash	-	-	17,500	175	34,825	-	35,000
Share-based vendor payments and compensation	-	-	677,836	6,779	1,348,894	-	1,355,673
Preferred shares issued for accrued compensation	30,000	300	-	-	599,700	-	600,000
Share-based compensation	-	-	10,000	100	19,900	-	20,000
Shares issued – note payable debt exchange	-	-	1,350,000	13,500	2,686,500	-	2,700,000
Shares issued – note payable debt exchange – related party			66,240	662	131,818	-	132,480
Net loss for the year ending December 31, 2021	-	-	-	-	-	$(1,490,196)	$(1,490,196)
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$4,803,049	$(2,896,524)	$1,964,631
Common stock issued for services	-	-	233,869	2,338	467,630	-	469,968
Preferred stock issued for accrued officer compensation	25,000	250	-	-	499,750	-	500,000
Shares issued for acquisitions	-	-	3,100,000	31,000	6,479,000	-	6,510,000
Net loss for the year ending December 31, 2022	-	-	-	-	-	(6,237,615)	(6,237,615)
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$12,249,429	$(9,134,139)	$3,206,984

See accompanying notes to consolidated financial statements.

F 43

CoJax Oil and Gas Corporation

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Operating Activities:
Net loss	$(6,237,615)	$(1,490,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	3,909,700	-
Depletion expense	39,623	-
Gain on forgiveness of debt	(41,665)	-
Accretion of asset retirement obligations	2,698	2,416
Common stock issued for services and salaries	469,969	755,173
Changes in operating assets and liabilities:
Accounts receivable	(52,050)	-
Prepaid expense	91,667	(91,667)
Accounts payable and accrued liabilities	1,739,350	715,756
Net cash used in operating activities	(78,323)	(108,618)

Investing Activities:
Net cash used in investment activities	-	-

Financing Activities:
Proceeds from loans payable – related party	113,001	-
Proceeds from loans payable – SBA PPP loan	-	41,665
Payments of loans payable – SBA PPP Loan	(9,026)	-
Proceeds from the issuance of common stock	-	35,000
Net cash provided by financing activities	103,975	76,665

Net change in cash	25,652	(31,953)
Cash - beginning of period	12,098	44,051
Cash - end of period	$37,750	$12,098

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisitions	$6,510,000	$-
Common stock issued for note payable debt exchange	$-	$2,700,000
Common stock issued for related party notes payable and interest	$-	$132,480
Common stock issued for accrued expenses	$-	$620,500
Preferred stock issued for accrued compensation	$500,000	$600,000

See accompanying notes to consolidated financial statements.

F 44

CoJax Oil and Gas Corporation

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017.  The Company is based in Arlington Virgina, with a wholly owned subsidiary, Barrister Energy LLC (‘Barrister Energy’), registered in Mississippi and based in Laurel, Mississippi.

Nature of Operations

The Company is a growing U.S. energy company, engaged in the acquisition and development of lower risk onshore oil and gas producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class exploration and production (“E&P”) companies operating in the area.

Since the company’s inception, it has been engaged in organizational activities and had no revenue-generating operations until the periods covered by this current report.  The company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this current report. The company runs all operations of it’s current acquisitions through Barrister Energy LLC, the operational subsidiary.

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting select oil and gas mineral interests.  These acquisitions are structured primarily as acquisitions of leases, working interests, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests.  As an owner, the Company has the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof). As an owner, the Company also has and obligation for its share of lease operating costs.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant but management continues to monitor the situation.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) which contemplate the continuation of the Company as a going concern.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal

F 45

course of business.  There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations, and the inputs used in calculating stock-based compensation. Actual results could differ from those estimates and would affect future results of operations and cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Reclassifications include combining or further disaggregation of certain line items in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows. Such reclassifications had no significant impact on our reported net loss, current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022, and December 31, 2021, the Company had no cash equivalents.

F 46

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of oil and gas sales, net of a valuation allowance for doubtful accounts. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $0 and $0, respectively.

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, US GAAP requires that if the expected future undiscounted cash flows from an asset are less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total undiscounted future net revenues expected from that asset, slight changes in the estimates used to determine future net revenues from an asset could lead to the necessity of recording a significant impairment of that asset.

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

During the year ended December 31, 2022, the Company recorded impairments of $3,909,700 on oil and gas properties. There were no impairments recorded during the year ended December 31, 2021.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based

F 47

on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2022, or for the year ending December 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. As the Company had no sales at the time of adoption, the adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and did not affect the Company’s previously reported results of operations, nor its ongoing consolidated balance sheets, statements of cash flow, or statements of changes in equity.

F 48

Under ASC 606, oil and natural gas sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All the Company’s oil and natural gas sales are made under contracts with customers. The performance obligations for the Company’s contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment within 30 days of the month of delivery. The Company’s contracts for oil and natural gas sales are standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts, and other adjustments and deductions.

Revenues consist of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Crude oil revenues	$99,612	$8,160
Gas revenues	6,942	-
Total revenues	$106,554	$8,160

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

Income Taxes

Income taxes are accounted for under ASC 740, using the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled. The effect of a change in income tax rates on future income tax liabilities

F 49

and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of December 31, 2022, or as of December 31, 2021.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, the Company had 550,000 and 300,000 potentially dilutive common shares outstanding, respectively.

Asset Retirement Obligations

The Company records the estimated fair value of obligations associated with the retirement of tangible, long-lived assets in the period in which they are incurred. When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depleted over the useful life of the related asset.

Revisions to estimated asset retirement obligations will result in an adjustment to the related capitalized asset and corresponding liability. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The Company’s asset retirement obligation relates to the plugging, dismantling, removal, site reclamation, and similar activities of its oil and gas properties.

Asset retirement obligations are estimated at the present value of expected future net cash flows and are discounted using the Company’s credit adjusted risk free rate. The Company uses unobservable inputs in the estimation of asset retirement obligations that include, but are not limited to: costs of labor, costs of materials, profits on costs of labor and materials, the effect of inflation on estimated costs, and discount rate. Due to the subjectivity of assumptions and the relative long lives of the Company’s leases, the costs to ultimately retire the Company’s obligations may vary significantly from prior estimates. Assumptions used in determining estimates are reviewed annually.

F 50

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long-term material adverse effect on our financial position or results of international operations. The continued economic disruption resulting from Russia’s invasion of Ukraine, a potential global recession, and other varying macroeconomic conditions could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe any recently issued but not yet effective accounting pronouncements if adopted, would have a material effect on the Company’s present or future financial statements.

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

2022 Transactions

On November 8, 2022, the Company approved and authorized, by unanimous written consent, the issuance of 1,600,000 shares of common stock, $0.01 par value per share, valued at $2.10 per share, to Taxodium Energy LLC, a Mississippi limited liability company (“Taxodium”), in consideration for the sale and assignment of various mineral and oil and gas royalty interests in and to certain properties located in Mississippi and Alabama to Barrister Energy LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi.  This acquisition was effective as of October 1, 2022.

During the year ended December 31, 2022, this property was impaired by $2,085,100.

On December 2, 2022, the Company approved and authorized, by unanimous written consent, the issuance of 1,500,000 shares of common stock, $0.01 par value per share, valued at $2.10 per share, to Taxodium. At the request and the instructions of Taxodium, the Company issued the Shares to all members of Taxodium on the pro rata basis of their ownership interest in Taxodium.

The Shares were issued by the Company in consideration of the sale and assignment of the wells, facilities, and all of the Assignor’s title, rights, and interest in and to certain properties located in Mississippi, collectively known as “Buckley,” to Barrister Energy LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi.  The Assignment was completed on December 2, 2022, with an effective date of October 15, 2022, for accounting purposes.

2020 Transactions

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

F 51

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

During the year ended December 31, 2022, this property was impaired by $1,824,600.

At December 31, 2022, and December 31, 2021, through the Company’s acquisition of Barrister Energy, LLC had leased oil and gas properties assets valued at $5,505,457 and $2,779,802, respectively.

	As of December 31, 2022	As of December 31, 2021
Beginning balance	$2,779,802	$2,779,802
Additions to proved reserves	6,556,187	-
Revisions of prior year ARO estimates	(41,209)
Depletion expense	(39,623)	-
Impairment expense	(3,909,700)	-
Ending Balance	$5,345,457	$2,779,802

We recorded depletion expense of $0.04 million and $0.0 million for the years ended December 31, 2022, and 2021, respectively.

In connection with fair value assessments for oil and gas proved properties, we recorded long-lived asset impairments of $3.9 million in our consolidated statement of operations.

NOTE 6 – NOTES PAYABLE

	December 31,	December 31,
	2022	2021

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note has been converted to a five-year loan at 1% interest beginning on January 1, 2022.	$40,966	$49,992

On May 4, 2021, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $41,665 loan. On May 9, 2021, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. We do not expect to be required to repay any portion of the loan. 100% of the funds were disbursed for salaries and payroll taxes in 2021.	$-	$41,665

F 52

Notes payable	$40,966	$91,657
Less: current portion	(10,242)	(51,663)
Notes payable net of current portion	$30,724	$39,994

Related Party

The Company was a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2022, and 2021, notes payable consisted of the following:

	December 31,	December 31,
	2022	2021

On January 24, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on January 24, 2023.	$20,000	$-

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on April 21, 2023.	$18,000	$-

On August 23, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on August 23, 2023.	$20,000	$-

On September 15, 2022, the Company's Executive Chairman loaned $15,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on September 16, 2023.	$15,000	$-

On October 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on October 25, 2023.	$20,000	$-

On December 8, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 8, 2023.	$20,001	$-

Notes payable – related party	$113,001	$-

On October 10, 2023, all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of May 13, 2024.

During the years ended December 31, 2022 and 2021 the Company recorded interest expense of $956 and $2,455, respectively.

F 53

NOTE 7 – RELATED PARTY TRANSACTIONS

For the year ending December 31, 2022, there were six related party transactions (see NOTE 6) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

For the year ending December 31, 2021, there were no related party transactions (see NOTE 6) between the Company’s Executive Chairman and the Company. There were no other related party transactions between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

On January 4, 2022, the Company issued 12,500 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CEO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock.  Since these shares were not issued until 2022 the fair value of $500,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes. The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

On January 4, 2021, the Company issued 20,000 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CEO, and 10,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2021 the fair value of $600,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

NOTE 8 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 9,114,446 and 5,780,576 shares of Common Stock issued and outstanding as of December 31, 2022 and 2021, respectively. The Company had 55,000 and 30,000 shares of Preferred Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Preferred Stock

The holders of Preferred Stock are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred shares is convertible into ten common shares.

During the year ending December 31, 2022, the Company issued 25,000 shares of Series A convertible preferred stock to its officers for accrued compensation (see NOTE 7).

During the year ending December 31, 2021, the Company issued 30,000 shares of Series A convertible preferred stock to its officers for accrued compensation (see NOTE 7).

F 54

Common Stock

On October 1, 2022, the Company issued 1,600,000 shares as part of the NONOP acquisition. On October 15, 2022, the Company issued 1,500,000 shares as part of the Buckley acquisition.

Additionally during the year ended December 31, 2022, the Company issued 180,000 shares, 31,554 shares, and 22,315 shares for vendor payments at share prices of $2.00 per share, $2.12 per share, and $2.10 per share, respectively.

During the year ending December 31, 2021, the Company issued 1,350,000 at $2.00 per share in a debt exchange.

Additionally, the Company issued 677,836 shares for vendor payments, 10,000 shares for stock-based compensation, and 66,240 shares for related party note payable debt exchange, all at $2.00 per share.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

During the year ended December 31, 2021, the Company issued 17,500 shares at a share price of $2.00 for cash proceeds of $35,000.

NOTE 9 - INCOME TAXES

The Company provides for income taxes using the liability method in accordance with ASC 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2022 and 2021.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Virginia. The tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company is not presently undergoing any tax audits. As of December 31, 2022, the tax years that remain subject to examination are 2021, 2020, 2019, 2018, and 2017 for Federal and 2021, 2020, 2019, 2018, and 2017 for the state.

The Company will apply the federal and state net operating loss (“NOL”) carry-forward in FY 2022 and later years.

F 55

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

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$(6,237,615)	$(1,490,196)
Non-deductible expenses	-	-
Taxable loss	$(6,237,615)	$(1,490,196)
Expected approximate tax recovery on net loss	$(1,309,899)	$(312,941)
Changes in valuation allowance	1,309,899	312,941
Income tax	$-	$-

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2022	As of December 31, 2021
Deferred income tax assets:
Net operating losses carried forward	$966,814	$482,269
Impairments	821,037	-
Other	19,370	-
Total gross deferred income tax assets	$1,807,222	$482,269
Less: valuation allowance	(1,807,222)	(482,269)
Net deferred tax asset	$-	$-

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 2022, and December 31, 2021, the Company has incurred accumulated net operating losses in the United States of America totaling $4,603,877 and $2,896,524 respectively which are available to reduce taxable income in future taxation years.

F 56

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2022 and 2021. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of December 31, 2022, and December 31, 2021.

Purchase Commitments

The Company has no purchase obligations at December 31, 2022 and 2021.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2022, and December 31, 2021, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – All of the Company’s outstanding accounts receivable was with one party, Taxodium Energy, LLC.

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

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 11 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation were as follows:

	As of December 31, 2022	As of December 31, 2021
Beginning balance	$84,566	$82,149
Liabilities acquired	-	-
Liabilities incurred	46,397	-
Liabilities settled	-	-
Accretion expense	2,698	2,416
Revisions	(41,420)	-
Ending Balance	$92,241	$84,566

F 57

NOTE 12 – RESERVE AND RELATED FINANCIAL DATA - UNAUDITED

Disclosure of Reserves

The table below summarizes our estimated net proved reserves, as of December 31, 2022, based on a reserve report prepared by Netherland Sewell & Associates, Inc. (NSAI), our third-party independent reserve engineers. In preparing its report, NSAI evaluated properties representing all of our proved reserves at December 31, 2022 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

As of December 31, 2022
Proved Reserves
Developed
Natural Gas (Mmcf)	36
Oil (Mbbl)	189
Undeveloped
Natural Gas (Mmcf)	-
Oil (Mbbl)	-
Total Proved Reserves (BOE)	195

The table above values oil and natural gas reserve quantities as of December 31, 2022, assuming constant realized prices of $92.01 per barrel of oil and $6.957 per Mcf of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board.  Such assumptions include using 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves.

Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

The estimated well abandonment costs are deducted from the standardized measure using year-end costs and discounted at 10%.  Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values as the projected abandonment date and discounted using a risk-adjusted rate when the well is drilled or acquired.

F 58

The standardized measure does not represent management’s estimate of the Company’s future cash flows or the value of proved oil and gas reserves.  Probable and possible reserves, which may become proved in the future, are excluded from the calculations.  Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions and other factors and may not be the most representative in estimating future revenues or reserve data.

 The table below reflects the standardized measure of discounted future net cash flows related to the Company’s interest in proved reserves.

Year Ended December 31, 2022
(in thousands)
Future cash inflows	$17,680
Future production costs	3,192
Future development and abandonment costs	485
Future tax expense	2,941
Future net cash flows	11,062
10% annual discount for estimated timing of cash flows	4,305
Standardized measure of discounted future net cash flows	$6,757

The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

Year Ended December 31, 2022
(in thousands)
Balance at December 31, 2021	$-
Purchase of minerals in place	6,002
Net change due to extensions, discoveries and improved recovery	756
Balance at December 31, 2022	$6,757

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed beyond the following:

Issuance of Preferred Stock

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CEO, and 25,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2023 the total fair value of $1,064,500 ($21.30

F 59

per share) has been recorded as part of accrued salaries and payroll taxes.  The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

Issuance of Common Stock

On January 31, 2023, the Company issued 20,642 shares for vendor payments at $2.13 per share.

On February 1, 2023, the Company issued 120,000 shares for consulting fees at $2.13 per share.

On March 1, 2023, the Company issued 5,000 shares of common stock at $2.00 per share.

On June 1, 2023, the Company issued 14,217 shares for vendor payments at $2.20 per share.

On June 12, 2023, the Company issued 35,000 shares for payment to William R. Downs at $2.00 per share.

On July 23, 2023, the Company issued 7,107 shares for vendor payments at $2.20 per share.

On August 20, 2023, the Company issued 4,409 shares for vendor payments at $1.00 per share.

Related Party Notes Payable

On October 10, 2023, all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of May 13, 2024.

F 60

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

F 61

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Jeffrey J. Guzy	72	Chief Executive Officer, Director
Wm. Barrett Wellman	75	Chief Financial Officer
William Allan Bradley	56	Director

Our directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

Mr. Guzy, age 72, has been our Chief Executive Officer since January 22, 2020, and a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017, through March 16, 2020.

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

Mr. Wellman, age 75, has been our Chief Financial Officer since March 16, 2020.  Mr. Wellman has over 30 years of business experience as an accountant, controller, chief financial officer, chief information officer, and senior executive for various companies and two large accounting firms.  Since 2006, Mr. Wellman has maintained a financial consulting business in Arlington, Virginia.   He has an MBA from Marshall University and a B.S. in Accounting from the University of Charleston.

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

Compensation of Directors

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey J. Guzy	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-
	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-
William A. Bradley	2022	10,000	-	-	-	-	-

For the years ended December 31, 2022, and 2021, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2022.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2022 and 2021 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Guzy(1)	2022	$120,000	$-	$-	$-	$-
	2021	$120,000	$-	$-	$-	$-
Wm. Barrett Wellman (2)	2022	$100,000	$-	$-	$-	$-
	2021	$100,000	$-	$-	$-	$-

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

Jeffrey Guzy’s employment agreement dated January 24, 2020, provides, in part, for:

(1)the term of the employment agreement is three years;

(2)a base annual salary of $120,000 payable semi-monthly in equal installments, but the base salary is deferred and only will be paid when the Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy;

(3)Mr. Guzy is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors when and if CoJax appoints disinterested directors;

(4)Mr. Guzy may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;

(5)continuation of Mr. Guzy’s under the Company’s health insurance and other benefit plans for 24 months after any termination of his employment for a good reason (as defined in the employment agreement);

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

On February 14, 2023, the Company entered into a new employment agreement with Mr. Guzy (the “Guzy 2023 Employment Agreement”), pursuant to which Mr. Guzy will continue serving the Company as Chief Executive Officer, President and Chairman of the Company.  The Guzy 2023 Employment Agreement has a 3-year term through February 14, 2026, unless terminated earlier pursuant to the terms of the Guzy

2023 Employment Agreement.  Pursuant to the Guzy 2023 Employment Agreement, Mr. Guzy will be paid a base salary of $120,000 per annum, which salary will accrue and can either be paid in total when the Company is adequately funded or, alternatively, the accrued unpaid base salary can be converted into shares of the Company’s common stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy. Pursuant to the Guzy 2023 Employment Agreement, Mr. Guzy may participate in any incentive compensation and other benefit plans may be granted bonus performance bonus payments to be paid in cash, stock, or both. In addition, the Guzy 2023 Employment Agreement includes provisions for paid vacation time and expense reimbursement.

The Guzy 2023 Employment Agreement may be terminated (i) immediately upon Mr. Guzy’s death or Disability; (ii) by the Company for Cause; (iii) by Mr. Guzy for Good Reason (as these terms are defined in the Guzy 2023 Employment Agreement or (iv) other than for Cause or Good Reason, by Mr. Guzy or the Company upon not less than sixty (60) days prior written notice of termination. If Mr. Guzy terminates the employment for a Good Reason, then he would be entitled to: a cash payment, payable in equal installments over a six (6) month period after Mr. Guzy terminates employment, equal to the sum of the following:  (a) subject to the payment of the following sums not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Guzy’s then-current base salary or (ii) the remainder of the term of the Guzy 2023 Employment Agreement; plus  (b) any previously earned but unpaid salary through Mr. Guzy’s final date of employment, being Mr. Guzy’s termination of employment.

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

Mr. Wellman’s Employment Agreement has been extended to a termination date of August 16, 2024.

Director Compensation

Jeffrey Guzy did not receive any cash compensation for his role as a director for the year ended December 31, 2022.  See Item 12 for further details.

William A. Bradley did not receive any cash compensation for his role as a director for the year ended December 31, 2022.  See Item 12 for further details.

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

Outstanding Equity Awards

There are no outstanding equity awards as of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of November 16, 2023 the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201. The percentages below are calculated based on 9,315,902 shares of common stock issued and outstanding as of November xx, 2023.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Jeffrey J. Guzy (1)	646,241	4.25%
Wm. Barrett Wellman (2)	480,000	2.47%
William Allan Bradley	10,000	0.11%
Total (3 persons)	1,136,241	6.83%
Roger Allums McLeod	2,920,000	31.34%
Rosswood Capital LLC(3)	1,350,000	14.49%
Stone Creek Properties, LLC (4)	889,559	9.55%
Stonefield Fund LLC (5)	755,000	8.10%
Quantoleum Holdings LLC (6)	552,274	5.93%
Khaki Investments LLC (7)	575,000	6.17%

1) Includes 575,000 shares of common stock issuable upon conversion of 57,500 shares of Series A Convertible Preferred Stock that can be converted at any time. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(2) Includes 47,500 shares of common stock issuable upon conversion of 22,500 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof to ten (10) shares of common stock.

(3) Peter Biglane is the Manager of Rosswood Capital LLC and has sole voting and dispositive power over the shares held by  Rosswood Capital LLC.

(4) David Sullivan is the Manager of Stone Creek Properties LLC and has sole voting and dispositive power over the shares held by Stone Creek Properties LLC.

(5) Alfonso Rivera Revilla is the Manager of Stonefield Fund LLC and has sole voting and dispositive power over the shares held by Stonefield Fund LLC.

(6) Andrew Cardwell is the Manager of Quantoleum Holdings LLC and has sole voting and dispositive power over the shares held by Quantoleum Holdings LLC.

(7) Sophie Biglane is the Manager of Khaki Investments LLC and has sole voting and dispositive power over the shares held by Khaki Investments LLC.

Changes in Control Agreements.

As of December 31, 2022, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The Board of the Company has appointed Sadler, Gibb & Associates, LLC (“S|G”) as our independent registered public accounting firm for the fiscal year ended December 31, 2022.  Haynie & Company CPAs PC (“Haynie”) was our independent registered public accounting firm for the fiscal year ended December 31, 2021. The following table sets forth the fees billed to the Company for professional services rendered by S|G and Haynie for each of the years ended December 31, 2022, and 2021, respectively:

Services	2022	2021
Audit fees	$41,000	$21,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$41,000	$21,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2022, and 2021 were for professional services rendered by Haynie for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form S-1 and the Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2022, and 2021.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022, and 2021.

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

3.5	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.2	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
10.2

Employment Agreement by CoJax Oil and Gas Corporation and Jeffrey Delancey dated May 15, 2018 (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)

10.3

Acquisition Agreement, dated June 16, 2020, by and among CoJax Oil and Gas Corporation, Barrister Energy, LLC., and all of the Members of Barrister Energy, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2020)

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

10.15*	NONOP purchase and sale agreement dated November 8, 2022
10.16*	BUCKLEY purchase and sale agreement dated October 15, 2022
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
21.1	Subsidiaries of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 21.1 to the Amendment No. 4 to Form S-1 Registration Statement filed with the Commission on September 14, 2021)
23.1	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Jeffrey J. Guzy, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Wm. Barrett Wellman, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Barrister Energy, LLC Oil Leases (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 14, 2021)
99.3*	Reserve Report, Netherland, Sewell & Associates, Inc, Texas Registered Engineering Firm F-2699

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
Date: November 17, 2023

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and President (Principal Executive Officer)
Date: November 17, 2023

By: /s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 17, 2023