Form 10-Q
period 2023-03-31
CoJax Oil & Gas Corp
filed 2023-11-22
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☒ No

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 9,315,902 shares were outstanding as of November 22, 2023.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2023

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

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$23,934	$37,750
Accounts receivable	221,628	52,050
Total Current Assets	245,562	89,800
Properties and Equipment
Oil and natural gas properties at cost	5,385,080	5,385,080
Less: Accumulated depletion	(134,847)	(39,623)
Total Properties and Equipment, net	5,250,233	5,345,457
Total Assets	5,495,795	5,435,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	95,752	105,057
Workover expense payable	234,396	234,396
Accrued salaries and payroll taxes	637,907	1,642,612
Current portion of notes payable	10,242	10,242
Notes payable – related party	113,001	113,001
Total Current Liabilities	1,091,298	2,105,308
Long-term Liabilities
Asset retirement obligations	95,460	92,241
Note payable, net of current portion	28,261	30,724
Total Long-term Liabilities	123,721	122,965
Total Liabilities	1,215,019	2,228,273
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 105,000 and 55,000 Series A shares, $0.01 par value issued and outstanding, at March 31, 2023 and December 31, 2022 respectively.	1,050	550
Common stock, $0.01 par value, 300,000,000 current shares authorized, 9,255,088 and 9,114,446 shares issued and outstanding, at March 31, 2023 and December 31, 2022 respectively.	92,550	91,144
Subscriptions payable	10,000	-
Additional paid-in capital	13,612,090	12,249,429
Accumulated deficit	(9,434,914)	(9,134,139)
Total Stockholders’ Equity	4,280,776	3,206,984
Total Liabilities and Stockholders' Equity	$5,495,795	$5,435,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
Revenues	$228,718	$-

Operating costs and expenses:
Lease operating expenses	59,139	1,426
General and administrative expenses	371,354	471,172
Depletion and accretion on discounted liabilities	98,444	622
Total operating costs and expenses	528,937	473,220

Loss from Operations	(300,219)	(473,220)

Other income (expense):
Interest expense, net	(556)	(962)
Total other income (expense)	(556)	(962)

Net Loss	$(300,775)	$(474,182)

Net loss per common share - basic and diluted	$(0.03)	$(0.08)
Weighted average number of common shares outstanding during the period - basic and diluted	9,206,978	5,892,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$-	$4,803,049	$(2,896,524)	$1,964,631
Share-based vendor payments and settlements	-	-	170,000	1,700	-	338,300	-	340,000
Share-based payments to Board member for services	-	-	10,000	100	-	19,900	-	20,000
Preferred stock issued for accrued officer compensation	25,000	250	-	-	-	499,750	-	500,000
Net (loss) for the three months ending March 31, 2022	-	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	-	$5,660,999	$(3,370,706)	$2,350,449

Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$-	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	-	-	140,642	1,406	-	298,161	-	299,567
Cash received for stock subscriptions payable	-	-	-	-	10,000	-	-	10,000
Preferred stock issued for accrued officer compensation	50,000	500	-	-	-	1,064,500	-	1,065,000
Net (loss) for the three months ending March 31, 2023	-	-	-	-	-	-	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2023	2022
Cash flows from operating activities:
Net loss	$(300,775)	$(474,182)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Depletion expense	95,224	-
Accretion of asset retirement obligation	3,219	622
Common stock issued for services and salaries	299,567	360,000
Changes in operating assets and liabilities:
Accounts receivable	(169,578)	-
Prepaid expense	-	24,998
Accounts payable and accrued liabilities	50,990	76,693
Net cash used in operating activities	(21,353)	(11,869)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	20,000
Payments of loan payable - SBA PPP loan	(2,463)	(1,679)
Proceeds for stock subscriptions payable	10,000	-
Net cash provided by financing activities	7,537	18,321

Net increase (decrease) in cash	(13,816)	6,452
Cash at beginning of period	37,750	12,098
Cash at end of period	$23,934	$18,550

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$100	$-
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$1,065,000	$500,000

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

Nature of Operations

The Company is a growing U.S. energy company, engaged in the acquisition and development of lower risk onshore oil and gas producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class E&P companies operating in the area.

Since the company’s inception, it has been engaged in organizational activities and had no revenue-generating operations until the period covered by this current report.  The company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this current report. The company outsources all operations of it’s current acquisitions through Barrister Energy LLC, the operational subsidiary.

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting select oil and gas mineral interests.  These acquisitions are structured primarily as acquisitions of leases, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests.  As an owner, the Company has the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof).

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2022.

NOTE 2 – GOING CONCERN DISCLOSURE

The Company’s condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital, or secure the additional financing necessary to implement its current operating plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no significant impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity or cash flows.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. At both March 31, 2023, and December 31, 2022, the allowance for doubtful accounts was $0.

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

During the year ended December 31, 2022, the Company recorded impairments of $3,909,700 on oil and gas properties. There were no impairments recorded during the three months ended March 31, 2023 and 2022.

Fair Values of Financial Instruments

The Company had no financial instruments for the three months ended March 31, 2023, or for the year ended December 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023, and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

To determine revenue recognition for contracts with customers, the Company performs the following steps described in ASC 606, Revenue from Contracts with Customers: (1) identifies the contract with the customer, or Step 1, (2) identifies the performance obligations in the contract, or Step 2, (3) determines the transaction price, or Step 3, (4) allocates the transaction price to the performance obligations in the contract, or Step 4, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation, or Step 5.

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

The following table presents revenues disaggregated by product for the three months ended March 31, 2023, and 2022:

	For the Three Months
	Ended March 31,
	2023	2022
Crude oil revenues	$225,815	$-
Gas revenues	2,903	-
Total revenues	$228,718	$-

All revenues are from production from the Gulf States Drilling Region.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of March 31, 2023, or as of December 31, 2022.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2023 and 2022, the Company had 1,050,000 and 550,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long term material adverse effect on our financial position or results of international operations. The continued economic disruption resulting from Russia’s invasion of Ukraine, a potential global recession, and other varying macroeconomic conditions could materially impact the Company's business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2023, and December 31, 2022, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable –  All of the Company’s outstanding accounts receivable was with one party, Taxodium Energy, LLC.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

New and Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

On November 8, 2022, the Company approved and authorized, by unanimous written consent, the issuance of 1,600,000 shares of common stock, $0.01 par value per share, valued at $2.10 per share, to Taxodium Energy LLC, a Mississippi limited liability company (“Taxodium”), in consideration for the sale and assignment of various mineral and oil and gas royalty interests in and to certain properties located in Mississippi and Alabama to Barrister Energy LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi.  At the request and the instructions of Taxodium, the Company issued the Shares to all members of Taxodium on the pro rata basis of their ownership interest in Taxodium.This acquisition was effective as of October 1, 2022.

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

The Company did not execute any acquisitions during the three months ended March 31, 2023.

Balance, December 31, 2022	$5,345,457
Depletion expense	(95,224)
Balance, March 31, 2023	$5,250,233

We recorded depletion expense of $95,224 and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – ASSET RETIREMENT OBLIGATION

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

Balance, December 31, 2022	$92,241
Accretion expense	3,219
Balance, March 31, 2023	$95,460

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2023 and the year ending 2022, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CEO, and 25,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The total fair value of $1,065,000 ($21.30 per share) was recorded as part of accrued salaries and payroll taxes for the year ended December 31, 2022 as service was provided in that year. The accrual was reversed upon issuance of the shares in January 2023. The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

On February 14, 2023, the Company entered into a new employment agreement with Mr. Guzy (the “Guzy 2023 Employment Agreement”), pursuant to which Mr. Guzy will continue serving the Company as Chief Executive Officer, President and Chairman of the Company.

On March 14, 2023, Mr. Wellman’s Employment Agreement has been extended to a termination date of August 16, 2024. Mr. Wellman will continue serving the Company as Chief Finance Officer.

NOTE 8 – STOCKHOLDERS' DEFECIT

Authorized Capital

As of March 31, 2023, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

Preferred Stock

Refer to Note 7 for details on convertible preferred stock issuances to the Company’s CEO and CFO.

Common Stock

On January 31, 2023, the Company issued 20,642 shares for vendor payments at $2.13 per share.

On February 1, 2023, the Company issued 120,000 shares for consulting fees at $2.13 per share.

On March 1, 2023 the Company received $10,000 for stock subscriptions payable of 5,000 shares of common stock.

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

Capital Contributions

During the periods ending March 31, 2023, and March 31, 2022, the Company did not receive any capital contributions.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at March 31, 2023, and December 31, 2022. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of March 31, 2023, and December 31, 2022.

Purchase Commitments

The Company has no purchase obligations at March 31, 2023 and December 31, 2022.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the

Company determined that there were no reportable subsequent events to be disclosed beyond the following:

Issuance of Common Stock

On June 2, 2023, the Company issued 14,217 Common Shares, at $2.40 per share, to Intelligent Investments I, LLC, a Florida limited liability company for legal services.

On June 12, 2023, the Company issued 35,000 Common Shares, at $1.90 per share, to William R. Downs for oil and gas business development and consulting services.

On July 24, 2023, the Company issued 7,107 Common Shares, at $0.99 per share, to Intelligent Investments I, LLC, a Florida limited liability company, for legal services.

On August 21, the Company issued 4,490 Common Shares, at $0.99 per share, to Intelligent Investments I, LLC, a Florida limited liability company, for legal services.

Related Party Notes Payable

On October 10, 2023, all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of May 13, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, and our interim unaudited financial statements and accompanying notes to these financial statements.

Overview

CoJax is a growth-oriented independent exploration and production company based in Arlington, Virginia, and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Gulf States Region.

Business Description and Plan of Operation

CoJax is currently engaged in oil and natural gas acquisition, exploration, development, and production in Mississippi and Alabama. We focus on developing our existing properties while continuing to pursue acquisitions of oil and gas properties with upside potential in the Gulf States Region.

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

Executive Summary - First Quarter 2023 Developments and Highlights

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

Results of Operations – For the Three Months Ended March 31, 2023, and 2022

	For the Three Months Ended March 31,
			Change	Change
	2023	2022	Amount	%
Revenues	$228,718	$-	$228,718	100%
Lease operating expenses	59,139	1,426	57,713	*

General & administrative expenses	371,354	471,172	(99,818)	(21.2%)
Depletion and accretion on discounted liabilities	98,444	622	97,822	*
Loss from operations	(300,219)	(473,220)	173,001	(36.6%)
Other expense	(556)	(962)	406	42.2%
Net loss	$(300,775)	$(474,182)	$173,407	(36.6%)

* In excess of 1,000%

Revenues

Revenues were $228,718 for the three months ended March 31, 2023, and $0 for the same period during 2022 during which there were no sales of natural gas. The Company is an early-stage company having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023.

Lease Operating Expenses

Lease operating expenses were $59,139 for the three months ended March 31, 2023, compared to $1,426 for the three months ended March 31, 2022. The increase was due to additional operating expenses resulting from acquisitions of oil and gas properties.

Depletion and Accretion on Discounted Liabilities

Depletion and accretion expenses were $98,444 for the three months ended March 31, 2023, compared to $622 for the three months ended March 31, 2022. The increase resulted from acquisitions of oil and gas properties.

Loss from Operations

Total operating loss was $300,219 for the three months ended March 31, 2023, and $473,220 for the three months ended March 31, 2022. The decreased loss was primarily driven by the $228,718 increase in revenues during the three months ended March 31, 2023. The increase was partially offset by the $57,713 increase in lease operating expenses and the $97,822 increase in depletion and accretion expense on discounted liabilities over the same period.

Other Expense

Other expense was $556 for the three months ended March 31, 2023, as compared to $962 for the three months ended March 31, 2022, due to an increase in interest expense.

Net Loss

As a result of the above factors, for the three months ended March 31, 2023, the Company had a net loss of $300,775 as compared to a net loss of $474,182 for the three months ended March 31, 2022.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three-month periods ended March 31, 2023, and 2022:

	For the Three Months
	Ended March 31,
	2023	2022
Oil volume (Bbls)	3,149	-
Natural gas volume (Mcf)	1,581	-
Total Production (Boe)	3,412	-

Average Sales Price:
Oil price (per Bbl)	$73.05	-
Gas price (per Mcf)	2.46	-
Total per BOE	$69.57	-

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $23,934 at March 31, 2023, compared to $37,750 at December 31, 2022.  For the three months ended March 31, 2023, the Company had net cash used in operating activities of $21,353, compared to $11,869 for the same period of 2022. The increase in cash used in operating activities was driven by the $173,407 dencrease in net loss from operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, offset by the $382,109 net increase in adjustments for non-cash items and changes in the balances of accounts receivables, prepaid expenses, accounts payables, and accrued expenses.

Net cash used in investing activities was $0 for the three months ended March 31, 2023, and March 31, 2022.

Net cash provided by financing activities was $7,537 for the three months ended March 31, 2023, compared to $18,321 for the same period in 2022. The decrease is due to proceeds from related party loans payable of $20,000 during the period ended March 31, 2022, compared to $0 during the same period in 2023.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see "Item 1A. Risk Factors" in the 2022 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2022 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

CoJax Oil and Gas Corporation

Date: November 22, 2023	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 22, 2023	By:	/s/ Wm. Barrett Wellman
Wm. Barrett Wellman
Chief Financial Officer
(Principal Financial and Accounting Officer)