Form 10-Q
period 2023-06-30
CoJax Oil & Gas Corp
filed 2023-11-22
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$116,882	$37,750
Accounts receivable	180,488	52,050
Total Current Assets	297,370	89,800
Properties and Equipment
Oil and natural gas properties at cost	5,385,080	5,385,080
Less: Accumulated depletion	(215,772)	(39,623)
Total Properties and Equipment	5,169,308	5,345,457
Total Assets	5,466,678	5,435,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	97,397	105,057
Workover expense payable	178,969	234,396
Accrued salaries and payroll taxes	697,115	1,642,612
Current portion of notes payable	10,242	10,242
Notes payable – related party	103,001	113,001
Total Current Liabilities	1,086,724	2,105,308
Long-term Liabilities
Asset retirement obligations	98,679	92,241
Note payable, net of current portion	25,794	30,724
Total long-term liabilities	124,473	122,965
Total Liabilities	1,211,197	2,228,273
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 105,000 and 55,000 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively.	1,050	550
Common stock, $0.01 par value, 300,000,000 current shares authorized, 9,304,305 and 9,114,446 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively.	93,042	91,144
Subscriptions payable	10,000	-
Additional paid-in capital	13,712,219	12,249,429
Accumulated deficit	(9,560,830)	(9,134,139)
Total Stockholders’ Equity	4,255,481	3,206,984
Total Liabilities and Stockholders' Equity	$5,466,678	$5,435,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Revenues	$188,623	$-	$417,341	$-

Operating costs and expenses:
Lease operating expenses	58,738	27,459	117,877	28,885
General and administrative expense	171,112	171,200	542,466	642,372
Depletion and accretion on discounted liabilities	84,143	622	182,587	1,244
Total operating costs and expenses	313,993	199,281	842,930	672,501

Loss from Operations	(125,370)	(199,281)	(425,589)	(672,501)

Other Income (Expense)
Interest expense, net	(546)	(288)	(1,102)	(1,250)

Net Other Income (Expense)	(546)	(288)	(1,102)	(1,250)

Net Loss	$(125,916)	$(199,569)	$(426,691)	$(673,751)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.12)
Weighted average number of common shares outstanding during the period - basic and diluted	9,271,542	5,980,342	9,239,438	5,835,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Payable	capital	deficit	Equity (Deficit)
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$-	$4,803,049	$(2,896,524)	$1,964,631
Share-based vendor payments and settlements	-	-	170,000	1,700	-	338,300	-	340,000
Share-based payment to Board member for services	-	-	10,000	100	-	19,900	-	20,000
Preferred stock issued for accrued officer compensation	25,000	250	-	-	-	499,750	-	500,000
Net (loss) for the three months ending March 31, 2022	-	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	-	$5,660,999	$(3,370,706)	$2,350,449
Share-based vendor payments and settlements	-	-	31,554	316	-	62,792	-	63,108
Net (loss) for the three months ending June 30, 2022	-	-	-	-	-	-	(199,569)	(199,569)
Balance, June 30, 2022	55,000	$550	5,992,131	$59,922	-	$5,723,791	$(3,570,275)	$2,213,988

Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$-	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	-	-	140,642	1,406	-	298,161	-	299,567
Cash received for stock subscriptions payable	-	-	-	-	10,000	-	-	10,000
Preferred shares issued for accrued officer compensation	50,000	500	-	-		1,064,500	-	1,065,000
Net (loss) for the three months ending March 31, 2023	-	-	-	-		-	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776
Common stock issued for services	-	-	49,217	492	-	100,129	-	100,621
Net (loss) for the three months ending June 30, 2023	-	-	-	-	-	-	(125,916)	(125,916)
Balance, June 30, 2023	105,000	$1,050	9,304,305	$93,042	$10,000	$13,712,219	$(9,560,830)	$4,255,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                            COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2023	2022
Cash flows from operating activities:
Net loss	$(426,691)	$(673,751)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Depletion expense	176,148	-
Accretion of asset retirement obligation	6,438	1,244
Common stock issued for services and salaries	400,188	423,108
Changes in operating assets and liabilities:
Accounts receivable	(128,439)	-
Prepaid expense	-	50,000
Accounts payable and accrued liabilities	56,418	166,368
Net cash provided by (used in) operating activities	84,062	(33,031)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	38,000
Payments on loans payable – related party	(10,000)
Payments of loan payable - SBA PPP loan	(4,930)	(4,121)
Proceeds for stock subscriptions payable	10,000	-
Net cash provided by (used in) financing activities	(4,930)	33,879

Net increase (decrease) in cash	79,132	848
Cash at beginning of period	37,750	12,098
Cash at end of period	$116,882	$12,946

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$197	$-
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$1,065,000	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017.  The Company is based in Arlington Virginia, with a wholly owned subsidiary, Barrister Energy LLC (‘Barrister Energy’), registered in Mississippi and based in Laurel, Mississippi.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. At both June 30, 2023, and December 31, 2022, the allowance for doubtful accounts was $0.

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

During the year ended December 31, 2022, the Company recorded impairments of $3,909,700 on oil and gas properties. There were no impairments recorded during the six months ended June 30, 2023 and 2022.

Fair Values of Financial Instruments

The Company had no financial instruments for the six months ended June 30, 2023, or for the year ended December 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023, and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and six months ended June 30, 2023, and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Crude oil revenues	$186,209	$-	$412,024	$-
Gas revenues	$2,414	-	$5,317	-
Total revenues	$188,623	$-	$417,341	$-

All revenues are from production from the Gulf State Drilling Region.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of June 30, 2023, or as of December 31, 2022.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2023 and 2022, the Company had 1,050,000 and 550,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2023, and December 31, 2022, the Company had no exposure in excess of insurance.

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

The Company did not execute any acquisitions during the three months ended June 30, 2023

Balance, December 31, 2022	$5,345,456
Depletion expense	(176,148)
Balance, June 30, 2023	$5,169,308

The Company recorded depletion expense of $176,148 and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

Balance, December 31, 2022	$92,241
Accretion expense	3,219
Balance, March 31, 2023	$95,460
Accretion expense	3,219
Balance, June 30, 2023	$98,679

NOTE 7 – RELATED PARTY TRANSACTIONS

For the six months ending June 30, 2023 and 2022, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

NOTE 8 – STOCKHOLDERS' DEFECIT

Authorized Capital

As of June 30, 2023, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

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

On June 1, 2023, the Company issued 14,217 shares for vendor payments at $2.40 per share.

On June 12, 2023, the Company issued 35,000 shares for payment to William R. Downs at $1.90 per share.

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

Capital Contributions

During the periods ending June 30, 2023, and June 30, 2022, the Company did not receive any capital contributions.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at June 30, 2023, and December 31, 2022. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of June 30, 2023, and December 31, 2022.

Purchase Commitments

The Company has no purchase obligations at June 30, 2023.

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

Results of Operations – For the Three and Six Months Ended June 30, 2023, and 2022

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change	Change			Change	Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenues	$188,623	$-	$188,623	100%	$417,341	$-	$417,341	100%
Lease operating expenses	58,738	27,459	31,279	113.9%	117,877	28,885	88,992	308.1%

General & administrative expenses	171,112	171,200	(66,588)	(38.9%)	542,466	642,372	(166,406)	(25.9%)
Depletion and accretion on discounted liabilities	84,143	622	83,521	*	182,587	1,244	181,343	*
Loss from operations	(125,370)	(199,281)	73,911	37.1%	(425,589)	(672,501)	246,912	(36.7%)
Other expense	(546)	(288)	(258)	89.6%	(1,102)	(1,250)	148	(11.8%)
Net loss	$(125,916)	$(199,569)	$73,653	36.9%	$(426,691)	$(673,751)	$247,060	(36.7%)

* In excess of 1,000%

Revenues

Revenues were $417,341 for the six months ended June 30, 2023, and $0 for the same period during 2022. For the three months ended June 30, 2023, revenues were $188,623. There were no sales of oil and natural gas during the three months ended June 30, 2022. The Company is an early-stage company having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023.

Lease Operating Expenses

Lease operating expenses were $117,877 for the six months ended June 30, 2023, and $28,885 for the six months ended June 30, 2022. Lease operating expenses were $58,738 for the three months ended June 30, 2023, and $27,459 for the three months ended June 30, 2022. The increase in expenses from each period in 2022 to the same periods in 2023 was due to additional operating expenses resulting from acquisitions of oil and gas properties.

General and Administrative Expenses

General and administrative expenses decreased $99,906 to $542,466 for the six months ended June 30, 2023, as compared to $642,372 for the six months ended June 30, 2022, and similarly, for the three months ended June 30, 2023, decreased to $171,112 as compared to $171,200 for the three months ended June 30, 2022. The decrease in general and administrative expense is primarily attributable to stock-based vendor and compensation-related expenses.

Depletion and Accretion on Discounted Liabilities

Depletion and accretion expenses were $182,877 for the six months ended June 30, 2023, and $1,244 for the six months ended June 30, 2022. Depletion and accretion expenses were $84,143 for the three months ended June 30, 2023, and $622 for the three months ended June 30, 2022. The increase resulted from acquisitions of oil and gas properties.

Loss from Operations

Total operating loss was $425,589 for the six months ended June 30, 2023, and $672,501 for the six months ended June 30, 2022. The decreased loss was primarily driven by the $417,341 increase in revenues during the six months ended June 30, 2023. The increase in revenue was partially offset by the $88,992 and $181,343 increases in lease operating expenses and depletion and accretion expense, respectively, over the same period.

Total operating loss was $125,370 for the three months ended June 30, 2023, and $199,281 for the three months ended June 30, 2022. The decreased loss was primarily driven by the $188,623 increase in revenues over the same period partially offset by a $31,279 increase in lease operating expenses and an increase of 83,521 in depletion and accretion.

Other Expense

Other expense was $1,102 for the six months ended June 30, 2023, as compared to $1,250 for the six months ended June 30, 2022; and was $546 for the three months ended June 30, 2023, as compared to $288 for the three months ended June 30, 2022. These changes were primarily driven by changes in interest expense.

Net Loss

As a result of the above factors, for the six months ended June 30, 2023, the Company had a net loss of $426,691, as compared to a net loss of $673,751 for the six months ended June 30, 2022. For the three months ended June 30, 2023, the Company had a net loss of $125,916, as compared to a net loss of $199,569 for the three months ended June 30, 2022.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six-month periods ended June 30, 2023, and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Oil volume (Bbls)	2,746	-	5,895	-
Natural gas volume (Mcf)	1,215	-	2,795	-
Total Production (Boe)	2,948	-	6,360	-

Average Sales Price
Oil price (per Bbl)	$71.24	-	$72.22	-
Gas price (per Mcf)	2.09	-	2.29	-
Total per BOE	$67.53	-	$68.63	-

Capital Resources and Liquidity

The Company had cash on hand of $116,882 at June 30, 2023, compared to $37,750 at December 31, 2022.  For the six months ended June 30, 2023, the Company had net cash provided by operating activities of $84,062, compared to net cash used in operating activities of $33,031 for the same period of 2022. The increase in cash provided by operating activities for the six months ended June 30, 2023, was driven by the $435,033 net increase in adjustments for non-cash items and changes in the balances of accounts receivables, prepaid expenses, accounts payables, and accrued expenses, in addition to the $247,060 decrease in net loss from operations, compared to the same period of 2022.

Net cash used in investing activities was $0 for the six months ended June 30, 2023, and June 30, 2022.

Net cash used in financing activities was $4,930 for the six months ended June 30, 2023, compared to net cash provided by financing activities of $33,879 for the same period in 2022. The decrease in cash provided by financing activities is due to proceeds from related party loans payable of $38,000 during the period ended June 30, 2022, compared to $14,930 in payments on related party and SBA PPP loans payable during the same period in 2023.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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