Form 10-Q
period 2023-09-30
CoJax Oil & Gas Corp
filed 2023-11-22
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

☐ Yes ⌧ No

The registrant has one class of common stock, of which 9,315,902 shares were outstanding as of November 22, 2023.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended September 30, 2023

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

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$22,448	$37,750
Accounts receivable	403,267	52,050
Prepaid expenses	25,000	-
Total Current Assets	450,715	89,800
Properties and Equipment
Oil and natural gas properties at cost	5,385,080	5,385,080
Less: Accumulated depletion	(311,680)	(39,623)
Total Properties and Equipment	5,073,400	5,345,457
Total Assets	5,524,115	$5,435,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	122,389	105,057
Workover expense payable	126,840	234,396
Accrued salaries and payroll taxes	756,322	1,642,612
Current portion of notes payable	10,242	10,242
Notes payable – related party	103,001	113,001
Total Current Liabilities	1,118,794	2,105,308
Long-term Liabilities
Asset retirement obligations	101,898	92,241
Note payable, net of current portion	23,320	30,274
Total long-term liabilities	125,218	122,965
Total Liabilities	1,244,012	2,228,273
Stockholders' Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 105,000 and 55,000issued and outstanding, at September 30, 2023 and December 31, 2022 respectively.	1,050	550
Common stock, $0.01 par value, 300,000,000 current shares authorized, 9,315,902 and 9,114,446 shares issued and outstanding, at September 30, 2023 and December 31, 2022 respectively.	93,159	91,144
Subscriptions payable	10,000	-
Additional paid-in capital	13,723,584	12,249,429
Accumulated deficit	(9,547,690)	(9,134,139)
Total Stockholders’ Equity	4,280,103	3,206,984
Total Liabilities and Stockholders' Equity	$5,524,115	$5,435,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Revenues	$248,302	$-	$665,643	$-

Operating costs and expenses:
Lease operating expenses	40,639	1,659	158,516	30,544
General and administrative	94,874	125,832	637,341	748,176
Depletion and accretion on discounted liabilities	99,128	621	281,716	1,865
Total operating costs and expenses	234,641	128,112	1,077,573	780,585

Income (Loss) from Operations	13,661	(128,112)	(411,930)	(780,585)

Other income (expense):

Interest expense, net	(521)	(241)	(1,621)	(21,520)

Total other income (expense)	(521)	(241)	(1,621)	(21,520)

Net Income (Loss)	$13,140	$(128,353)	$(413,551)	$(802,105)

Net income (loss) per common share - basic and diluted	$0.00	$(0.02)	$(0.04)	$(0.14)
Weighted average number of common shares outstanding during the period - basic	9,316,559	5,992,131	9,265,428	5,931,354
Weighted average number of common shares outstanding during the period - diluted	10,366,559	5,992,131	9,265,428	5,931,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Payable	capital	deficit	Equity (Deficit)
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$-	$4,803,049	$(2,896,524)	$1,964,631
Share-based vendor payments and settlements	-	-	170,000	1,700	-	338,300	-	340,000
Share-based payment to Board member for services	-	-	10,000	100	-	19,900	-	20,000
Preferred stock issued for accrued officer compensation	25,000	250	-	-	-	499,750	-	500,000
Net (loss) for the three months ending March 31, 2022	-	-	-	-	-	-	(474,182)	(474,182)
Balance, March 31, 2022	55,000	$550	5,960,577	$59,606	$-	$5,660,999	$(3,370,706)	$2,350,449
Share-based vendor payments and settlements	-	-	31,554	316	-	62,792	-	63,108
Net (loss) for the three months ending June 30, 2022	-	-	-	-	-	-	(199,569)	(199,569)
Balance, June 30, 2022	55,000	$550	5,992,131	$59,922	$-	$5,723,791	$(3,570,275)	$2,213,988
Net (loss) for the three months ending September 30, 2022	-	-	-	-	-	-	(128,353)	(128,353)
Balance, September 30, 2022	55,000	$550	5,992,131	$59,922	$-	$5,723,791	$(3,698,628)	$2,085,635

Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$-	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	-	-	140,642	1,406	-	298,161	-	299,567
Cash received for stock subscriptions payable	-	-	-	-	10,000	-	-	10,000
Preferred stock issued for accrued officer compensation	50,000	500	-	-	-	1,064,500	-	1,065,000
Net (loss) for the three months ending March 31, 2023	-	-	-	-	-	-	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776
Common stock issued for services	-	-	49,217	492	-	100,129	-	100,621
Net (loss) for the three months ending June 30, 2023	-	-	-	-	-	-	(125,916)	(125,916)
Balance, June 30, 2023	105,000	$1,050	9,304,305	$93,042	$10,000	$13,712,219	(9,560,830)	$4,225,481
Common stock issued for services	-	-	11,597	117	-	11,365	-	11,482
Net income for the three months ending September 30, 2023	-	-	-	-	-	-	13,140	13,140
Balance, September 30, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,723,584	(9,547,690)	$4,280,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(413,551)	$(802,105)
Adjustments to reconcile Net loss to net cash used in operations:
Depletion expense	272,057	-
Accretion of asset retirement obligation	9,657	1,865
Common stock issued for services and salaries	411,670	423,108
Changes in operating assets and liabilities:
Accounts receivable	(351,217)	-
Prepaid expense	(25,000)	75,000
Account payable and accrued liabilities	88,486	254,931
Net cash used in operating activities	(7,898)	(47,201)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable – related party	-	73,000
Payments on notes payable – related party	(10,000)	-
Payments of loan payable – SBA PPP loan	(7,404)	-
Proceeds for stock subscriptions payable	10,000	-
Net cash provided by (used in) financing activities	(7,404)	73,000

Net increase (decrease) in cash	(15,302)	19,229
Cash at beginning of period	37,750	12,098
Cash at end of period	22,448	$31,327

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$287	$-
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$1,065,000	$500,000

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

Since the company’s inception, it has been engaged in organizational activities and had no revenue-generating operations until the period covered by this current report.  The company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this current report. The company outsources all operations of its current acquisitions through Barrister Energy LLC, the operational subsidiary.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the "Company" or "CoJax") have not been audited by an independent registered public accounting firm.  In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable will consist primarily of oil and gas sales, net of a valuation allowance for doubtful accounts. At both September 30, 2023, and December 31, 2022, the allowance for doubtful accounts was $0.

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

During the year ended December 31, 2022, the Company recorded impairments of $3,909,700 on oil and gas properties. There were no impairments recorded during the nine months ended September 30, 2023 and 2022.

Fair Values of Financial Instruments

The Company had no financial instruments for the nine months ended September 30, 2023, or for the year ended December 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023, and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2023, and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Crude oil revenues	$245,927	$-	657,951	$-
Gas revenues	2,375	-	7,692	-
Total revenues	$248,302	$-	665,643	$-

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of September 30, 2023, or as of December 31, 2022.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023 and 2022, the Company had 1,050,000 and 550,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

The Company did not execute any acquisitions during the nine months ended September 30, 2023.

Balance, December 31, 2022	$5,345,457
Depletion expense	(272,057)
Balance, September 30, 2023	$5,073,400

We recorded depletion expense of $272,057 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

Balance, December 31, 2022	$92,241
Accretion expense	3,219
Balance, March 31, 2023	$95,460
Accretion expense	3,219
Balance, June 30, 2023	$98,679
Accretion expense	3,219
Balance, September 30, 2023	$101,898

NOTE 7 – RELATED PARTY TRANSACTIONS

For the nine months ending September 30, 2023 and 2022, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

NOTE 8 – STOCKHOLDERS' DEFECIT

Authorized Capital

As of September 30, 2023, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10.

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

Capital Contributions

During the periods ending September 30, 2023, and September 30, 2022, the Company did not receive any capital contributions.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at September 30, 2023, and December 31, 2022. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of September 30, 2023, and December 31, 2022.

Purchase Commitments

The Company has no purchase obligations at September 30, 2023.

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

Executive Summary - Third Quarter 2023 Developments and Highlights

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

Results of Operations – For the Three and Nine Months Ended September 30, 2023, and 2022

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change	Change			Change	Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenues	$248,302	$-	$248,302	100%	$665,643	$-	$665,643	100%
Lease operating expenses	40,639	1,659	38,980	*	158,516	30,544	127,972	419.0%

General & administrative expenses	94,874	125,832	(30,958)	(24.6%)	637,341	748,176	(177,335)	(23.7%)
Depletion and accretion on discounted liabilities	99,128	621	98,507	*	281,716	1,865	279,851	*
Income (Loss) from operations	13,661	(128,112)	141,773	(110.7%)	(411,930)	(780,585)	368,655	(47.2%)
Other expense, net	(521)	(241)	(280)	116.2%	(1,621)	(21,520)	19,899	(92.5%)
Net income (loss)	$13,140	$(128,353)	$141,493	(110.2%)	$(413,551)	$(802,105)	$388,554	(48.4%)

* In excess of 1,000%

Revenues

Revenues were $665,643 for the nine months ended September 30, 2023, and $0 for the same period during 2022. For the three months ended September 30, 2023, revenues were $248,302. There were no sales of oil and natural gas during the three months ended September 30, 2022. The Company is an early-stage company having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023.

Lease Operating Expenses

Lease operating expenses were $158,516 for the nine months ended September 30, 2023, and $30,544 for the nine months ended September 30, 2022. Lease operating expenses were $40,639 for the three months ended September 30, 2023, and $1,659 for the three months ended September 30, 2022. The increase in expenses from each period in 2022 to the same periods in 2023 was due to additional operating expenses resulting from acquisitions of oil and gas properties.

General and Administrative Expenses

General and administrative expenses decreased $177,335 to $637,341 for the nine months ended September 30, 2023, as compared to $748,176 for the nine months ended September 30, 2022, and similarly, for the three months ended September 30, 2023, decreased to $94,874 as compared to $125,832 for the three months ended September 30, 2022. The decrease in general and administrative expense is primarily attributable to stock-based vendor and compensation-related expenses.

Depletion and Accretion on Discounted Liabilities

Depletion and accretion expenses were $281,716 for the nine months ended September 30, 2023, and $1,865 for the nine months ended September 30, 2022. Depletion and accretion expenses were $99,128 for the three months ended September 30, 2023, and $621 for the three months ended September 30, 2022. The increase resulted from acquisitions of oil and gas properties.

Loss from Operations

Total operating loss was $411,930for the nine months ended September 30, 2023, and $780,585 for the nine months ended September 30, 2022. The decreased loss was primarily driven by the $665,543 increase in revenues during the nine months ended September 30, 2023. The increase in revenue was partially offset by the $127,972 and $279,851 increase in lease operating expenses and depletion and accretion expense, respectively, over the same period.

Total operating income was $13,661 for the three months ended September 30, 2023, compared to operating loss of $128,112 for the three months ended September 30, 2022. The increase in operating income was primarily driven by the $248,302 increase in revenues over the same period partially offset by a $134,889 increase in lease operating expenses.

Other Expense

Other expense was $1,621 for the nine months ended September 30, 2023, as compared to $21,520 for the nine months ended September 30, 2022; and was $521 for the three months ended September 30, 2023, as compared to $241 for the three months ended September 30, 2022. These changes were primarily driven by changes in interest expense.

Net Loss

As a result of the above factors, for the nine months ended September 30, 2023, the Company had a net loss of $413,551 as compared to a net loss of $802,105 for the nine months ended September 30, 2022. For the three months ended September 30, 2023, the Company had net income of $13,140, as compared to a net loss of $128,353 for the three months ended September 30, 2022.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine-month periods ended September 30, 2023, and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Oil volume (Bbls)	3,204	-	9,099	-
Natural gas volume (Mcf)	1,067	-	3,862	-
Total Production (Boe)	3,382	-	9,742	-

Average Sales Price
Oil price (per Bbl)	$77.77	-	$74.20	-
Gas price (per Mcf)	2.73	-	2.41	-
Total per BOE	$75.07	-	$70.90	-

Capital Resources and Liquidity

The Company had cash on hand of $22,448 at September 30, 2023, compared to $37,750 at December 31, 2022.  For the nine months ended September 30, 2023, the Company had net cash used in operating activities of $7,898 compared to $47,201 for the same period of 2022. The decrease in cash used in operating activities for the nine months ended September 30, 2023, was driven by the $215,749 net increase in adjustments for non-cash items and changes in the balances of accounts receivables, prepaid expenses, accounts payables, and accrued expenses, in addition to the$388,554 decrease in net loss from operations, compared to the same period of 2022.

Net cash used in investing activities was $0 for the nine months ended September 30, 2023, and September 30, 2022.

Net cash used in financing activities was $7,404 for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $73,000 for the same period in 2022. The decrease in cash provided by financing activities is due to proceeds from related party loans payable of $73,000 during the period ended September 30, 2022, compared to $17,404 in payments on related party and SBA PPP loans payable during the same period in 2023.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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