Form 10-K
period 2023-12-31
CoJax Oil & Gas Corp
filed 2024-03-26
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive owners during the relevant reporting period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of the last business day of the Registrant’s most recently completed fiscal quarter (based on the average bid and asked price of common stock) was $3,468,087.

On March 26, 2024, there were 10,465,902 outstanding shares of common stock of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CoJax Oil and Gas Corporation

 Form 10-K

 For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause changes in our actual results and reflect the current view about future events and are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Such statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “will,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained or incorporated by reference in this Annual Report speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates, and expectations. Forward-looking statements contained or incorporated by reference herein include or may include, but are not limited to, statements about:

●	our business strategy;

●	our plans, objectives, expectations, and intentions;

●	our future operating results and future operating results of Barrister as a wholly-owned subsidiary of CoJax;

●	the competitive nature of the industry in which we will conduct our business;

●	crude oil and natural gas commodity prices;

●	demand for oil;

●	the impact of adverse weather conditions and unexpected events like the COVID-19 pandemic and other pandemics or epidemics;

●	the effects of government regulation and changes in that regulation;

●	legal proceedings, liability claims, and effect of external investigations;

●	the effect of a loss of, or the financial distress of, one or more key customers of our future, proposed oil production;

●	our ability to obtain or renew customer or supply contracts;

●	the effect of a loss of, or interruption in operations of, one or more key vendors, suppliers or contractors;

●	our ability to maintain the right level of commitments under any future oil supply agreements;

●	the market price and availability of materials or equipment;

●	the impact of new technology on oil exploration and production and our ability to acquire and use that technology;

●	our ability to employ or engage as contractors a sufficient number of skilled and qualified workers and to retain key management;

●	our ability to obtain permits, approvals, and authorizations from governmental and third parties;

●	our ability to consummate planned acquisitions and future capital expenditures;

●	our ability to maintain effective information technology systems and guard against cyber-attacks or hacking;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital to acquire and expand oil drilling and production and to fund overhead and our ability to service our debt obligations; and

●	the market volatility of our stock; and

We caution you that the foregoing list may not contain all of the forward-looking statements made or incorporated by reference in this Annual Report. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Item 1A. “Risk Factors” and elsewhere in this Form 10-K. This Annual Report may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed.

Moreover, it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained or incorporated by reference herein. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

COMMONLY USED ABBREVIATIONS AND DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our,” refer to CoJax Oil and Gas Corporation, a Virginia corporation, and its wholly-owned subsidiary, Barrister Energy, L.L.C., a Mississippi limited liability company (“Barrister”). In addition, below are abbreviations and definitions of certain terms used in this Annual Report commonly used in the oil and natural gas industry:

●	“ARO” means asset retirement obligation;

●	“Bbl” means one stock tank barrel, of 42 U.S. gallons liquid volume;

●	“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree of Fahrenheit;

●	“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate;

●	“Commission” or “S.E.C.” means the U.S. Securities and Exchange Commission;
●	“Company Oil Rights” means the crude oil and natural gas exploration and production leases and rights owned or controlled by the Company (as more fully described under “Business – Company Oil Rights” below).

●	“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency;

●	“COP” means Central Operating, L.L.C., a Mississippi limited liability company

●	“Deep drill well” or “deep drilling rig” means a drilled oil well approximately 10,000’ deep or a drilling rig capable of drilling to depths of approximately 10,000 feet or more;

●	“Developed acreage” means the number of acres that are allocated or assignable to productive wells or wells capable of production;

●	“Development well” means a well drilled within the proved area of a crude oil, NGL, or natural gas reservoir to the depth of a stratigraphic horizon (rock layer or formation) known to be productive for the purpose of extracting proved crude oil, NGL, or natural gas reserves.

●	“Differential” means the difference between a benchmark price of crude oil and natural gas and the wellhead price received.

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

●	“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

●	“Formation” means a layer of rock that has distinct characteristics that differ from nearby rock;

●	“Gas” means natural gas;

●	“Gulf States Drill Region” means the geographic area(s) where oil and gas leases, drilling, and production rights, are located.. The Gulf States Drill Region extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore. Prolific oil and natural gas production from variable formations and depths exists within this geographic boundary.

●	“Horizontal drilling” means a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

●	“Hydraulic fracturing” means the technique of improving a well’s production by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or natural gases may more easily flow through the formation;

●	“Mcf” means one thousand cubic feet of natural gas;

●	“MMBtu” means one million Btu;

●	“MMcf” means one million cubic feet of natural gas;

●	“NGL” means natural gas liquids;

●	“NYMEX” means the New York Mercantile Exchange;

●	“Oil” means crude oil that has not been refined or processed;

●	“OPEC” means the Organization of Petroleum Exporting Countries;

●	“Possible reserves” means the additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves;

●	“Probable reserves” means the additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but which together with proved reserves, are as likely as not to be recovered;

●	“Productive well” means a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes;

●	“Proved reserves” means the quantities of crude oil, NGLs and natural gas, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time;

●	“Prospect” means a specific geographic area which, based on supporting geological, geophysical, or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have the potential for the discovery of commercial hydrocarbons;

●	“Recompletion” means the process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production;

●	“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;

●	“Resources” means quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Smackover Trend” means a regional boundary where the Smackover formation exists below the surface of the ground.

●	“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;

●	“Undeveloped acreage” means acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil, NGLs, and natural gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage includes net acres held by operations until a productive well is established in the spacing unit;

●	“Unit” means the joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

●	“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty or carried basis;

●	“WTI” means West Texas Intermediate, a light, sweet blend of oil produced from the fields in West Texas.

PART I

ITEM 1. BUSINESS

Overview

We are an early-stage development oil and gas company seeking to become an independent energy company. Our assets and principal properties are located in the Gulf States Drill Region, where we target acquisition and subsequent exploitation and development of crude oil, including acquisitions of hydrocarbon revenues and underlying oil and gas exploration and production rights. We believe that we can establish a profitable niche in crude oil production due to the quality of the light sweet crude oil produced from the Gulf States Drill Region, which is cheaper to refine than crude oil from other regions of the U.S. and Canada.

The Company was incorporated in the Commonwealth of Virginia on November 13, 2017, and started its operations on November 17, 2020, upon an acquisition (the “Barrister Acquisition”) of all outstanding capital of Barrister, including all of Barrister’s crude oil and natural gas exploration and production leases and rights owned or controlled by Barrister.  In consideration for the Barrister Acquisition, the Company issued 3,650,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) to the members of Barrister and assumed Barrister’s debt obligations to Central Operating, LLC  (“COP”) in principal amount of $2,700,000, which was discharged on November 16, 2021 pursuant to a debt exchange agreement between the Company and COP in exchange for the issuance of 1,350,000 shares of the Company’s Common Stock to COP. Currently we are producing very limited crude oil production from limited oil drilling operations as a result of the Barrister Acquisition. It is insufficient to fund new acquisitions or drilling without additional funding or equity transactions.

On November 8, 2022, the Company, through Barrister, its wholly-owned subsidiary, acquired from Taxodium Energy, LLC, a Mississippi limited liability company (“Taxodium”), 100% ownership, right, title and interest in certain properties located in Mississippi and Alabama, including all oil and gas leases, interests, royalties, overriding royalties, subleases, fee estates, net profit interest, and carried interests (collectively, “NONOP Assets”) pursuant to the Assignment, Bill of Sale and Conveyance, dated October 31, 2022, executed by Taxodium. This transaction became effective on October 1, 2022, for accounting purposes, based on when the Company obtained control of the acquired assets.

On December 2, 2022, the Company, through Barrister, acquired from Taxodium a 100% ownership, right, title and interests in additional properties located in Mississippi, including certain wells, facilities, the oil gas and mineral leases, together with all surface and subsurface and all operating rights, working interest, and net revenue interest arising out of such leases and rights (collectively, “Buckley Assets”) pursuant to the Assignment, Bill of Sale and Conveyance, dated December 2, 2022, executed by Taxodium and Barrister.

While the Company acquired these new properties, including drilling wells, currently, these wells have very limited productions, not sufficient for the Company to become profitable.

Recent Developments

Effective as of January 4, 2024, Sadler, Gibb & Associates, LLC resigned as the Company’s independent registered public accounting firm and engaged M&K CPAS, PLLC (“M&K”) to audit the Company’s financial statements for the fiscal year ending December 31, 2023, in accordance with the U.S. federal securities laws and the applicable SEC rules and regulations and the Public Company Accounting Oversight Board (“PCAOB”).

Effective as of January 10, 2024, the board of directors of the Company (the “Board”) increased the size of the Board from two to three directors and appointed William R. Downs to the Board.

On January 10, 2024, Jeffrey J. Guzy resigned from serving as Chief Executive Officer, President and Chairman of the Board. Immediately upon Mr. Guzy’s resignation from these offices, the Board appointed Mr. Downs to positions of Chief Executive Officer, President and Chairman of the Board. Also on January 10, 2024, Wm. Barrett Wellman resigned as Chief Financial Officer and Secretary of the Company. Effective immediately upon Mr. Wellman’s resignation, the Board appointed Mr. Guzy as the Company’s Chief Financial Officer and Secretary.

Our Growth Strategy

The Company is seeking to acquire existing underexploited conventional oil and natural gas producing properties and rights in the Gulf States Drill Region. These properties typically contain upside potential through operational efficiencies and recompletions to behind pipe zones.  Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles. Our ability to implement our business plan is subject, in part, on our ability to timely raise adequate and affordable funding from investors or lenders for establishing acquisitions. Our first acquisition was Barrister, followed by the acquisition of NONOP Assets and Buckley Assets in the fourth quarter of 2022. Our efforts now involve raising sufficient working capital to make additional acquisitions and perform planned well work on existing properties.

The Company seeks acquisitions that can be obtained in exchange for the Company’s stock or under an earn-out arrangement. Preference is given to existing producing properties or companies wishing to divest all their assets. The acquisition of a company that holds oil and leases rights has the perceived advantages of acquiring several oil leases and rights and existing drilling operations with in-place management in a single transaction.

Our teaming approach is also designed to facilitate rapid growth by bringing necessary expertise into operations from available contractors.  Our ability to realize profitability from oil and gas production may also depend upon the success of drill wells, engaging necessary operations expertise, and market price for crude oil and natural gas remaining at attractive levels. If we have adequate funding and/or sufficient cash flow, then we may seek to drill for oil in other assignee or leasehold interests or, alternatively, in oil and gas assignee or leasehold interests or properties owned by our potential affiliates or teaming partners. The Company currently allows the purchasers to market its crude oil and natural gas production, whether current or future, on a month-to-month basis.

If the production of oil increases from the properties in which the Company obtains its oil rights, the Company will have to expand the marketing efforts by engaging a person or firm to seek out new customers for the oil production in case the current customer base is unable or unwilling to purchase increased oil production. The cost means and extent of any enhanced future marketing effort will depend on the amount of increased oil production, the then-current market for oil, and the potential customer base for the oil production. If the existing customer base will not purchase increased oil production, then the engagement of a dedicated marketing person who engages in direct marketing, by telephone and internet, of potential customers for oil production may be required for the sale of any future increase of oil production.

Competitive Strengths

Use of Contractors

Our strategy is to develop our assets in a manner that generates sustainable cash flow and improves margins and operating efficiencies while improving our environmental, social and governance and safety performance. The Company relies on the extensive experience of William R. Downs, our Chief Executive Officer, who has more than 42 years of experience in the oil and gas industry. In addition, the Company utilizes experienced contractors, including former members of Barrister, with significant prior experience in oil and gas production in the Gulf States Drill Region in the initial phases of implementing the business plan.  The Company believes that the use of these contractors is the most efficient and cost-effective means of operations for a small independent oil and gas production company and is designed to allow the Company to use experienced oil drilling and production personnel without the high overhead costs of hiring personnel as employees of the Company. Currently, we engage COP and Taxodium as our contractors to operate the limited oil and gas production drilling and storage operations for the Company Oil Rights and to manage the Company’s drilling operations.   They have extensive experience with operations and administration in an independent oil and gas production company and rely on contract operators to provide experienced personnel to handle all essential crude oil production on a day-to-day basis for the Company.   With adequate funding, the Company intends to employ this teaming model strategy to help attract and retain experienced oil industry engineering and production personnel to identify acquisitions and drill sites and then efficiently operate those wells to produce oil at or above-average industry rate of efficiency in the Gulf States Drill Region.

Seasonality

While our drill sites are located on the Gulf States Drill Region, which allows for drilling throughout the year, adverse weather conditions can impact drilling, completion, and field operations, as well as third-party midstream and downstream pipeline operations, which can impact overall production volumes. Seasonal anomalies can minimize or exaggerate the impact on these operations, while extreme weather events can materially constrain our operations for short periods of time.

Title to Oil and Natural Gas Properties

It is customary in the oil and gas industry to make only a preliminary review of title to undeveloped oil and natural gas leases at the time they are acquired and to obtain more extensive title examinations at the time the Company is preparing to develop the undeveloped leases and when acquiring producing properties. In future acquisitions, we will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. The properties we have acquired may be subject to certain imperfections in title, encumbrances, easements, servitudes or other restrictions, none of which, in management’s opinion, will in the aggregate materially restrict our operations.

Competition

The Company competes with many large, medium, and small-sized companies in the Gulf States Drill Region (including off-shore Gulf of Mexico) and adjacent areas which have extensive operational histories, experienced oil and gas industry management, established market share, profitable operations, and extensive potential oil and gas fields or leases to exploit and the cash or funding resources to explore new oil and gas fields as well as acquire mature fields. There is also an established oil and gas production industry in northern Alaska and in North Dakota and western Canada. Many of our competitors not only explore for and produce oil and natural gas, but also have midstream and further downstream operations and market a variety of hydrocarbon products on a regional, national or worldwide basis. In addition, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include renewable sources such as wind or solar energy in addition to coal and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

The Company has a very limited history of its business operation and is not able to match the resources, whether financial, technical, manpower, size of proven crude oil reserves, and distribution channels, of its competition in the Gulf States Drill Region or elsewhere.  The Company’s current oil production is not sufficient to concern or attract the attention of competitors, which allows it to operate as a small producer of oil and gas without competitive pressures.  If we significantly increase oil production, we will face increasing competition from other small independent oil producers selling limited amounts of oil. Any increase in competitive pressures will require investment in a full-time marketing effort by the Company.

Company Oil Rights

Description of Barrister Oil Properties and Oil Production Operations. The Company’s current oil and gas assets consist primarily of non-operating interest. However, production from these assets has significantly improved the Company’s operating ability.

As shown in the tables below, production has significantly improved due to the asset acquisitions in the fourth quarter of 2022. However, the Company will not be able to increase production until sufficient financial resources are obtained through potential debt and equity financing. Additionally, the Company may need to impair some of these assets if production cannot be restored.

The Smackover Trend.  The Smackover trend is a belt of carbonate, evaporite, and clastic rocks of the Late Jurassic age that rims the Gulf Coast of the United States from Texas, up to Arkansas, throughout Louisiana, Mississippi, Southwest Alabama, and the Florida panhandle.  Stratigraphic and geochemical data indicate that the oil and gas were generated from algae-rich lime mudstones.  It was named after the Smackover oil field, which was discovered in Union County, Arkansas, in 1937.

Current Barrister Energy Properties.   As of the date of this Annual Report, we own interests in 32 wells. In the fourth quarter of 2022, we acquired interest in 29 of those wells.

The table below summarizes production, average production prices, and average production costs by final product sold for the last three years. All production during the three years presented occurred in the United States.

	For the Year Ended December 31,
	2023	2022	2021
Net Production:

Oil (Bbl)	12,664	4,132	127

Natural Gas (Mcf)	4,940	4,106	—

Total (BOE)	13,488	4,816	127

Average Production Prices:

Oil (Bbl)	$79.61	$88.85	$64.25

Natural Gas (Mcf)	$2.88	$7.60	—

Average Production Costs

Production Costs (per BOE) (1)	$18.43	$66.67	$251.32

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

(1)	The production cost (per BOE) for the year ended December 31, 2022 was updated to reflect certain lease operating expenses not previously included in the calculation.

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2023				Year-End 2022				Year-End 2021
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	30	6	—	—	32	7	—	—	3.0	1.8	—	—
Total Consolidated Subsidiaries	30	6	—	—	32	7	—	—	3.0	1.8	—	—
Total gross and net productive wells	30	6	—	—	32	7	—	—	3.0	1.8	—	—

Gross and Net Developed Acreage

	Year-End 2023		Year-End 2022		Year-End 2021
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	5,208	782	6,208	901	370	352
Total Consolidated Subsidiaries	5,208	782	6,208	901	370	352

Total gross and net developed acreage	5,208	782	6,208	901	370	352

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

 Gross and Net Undeveloped Acreage

	Year-End 2023		Year-End 2022		Year-End 2021
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	2,600	26	2,600	26	700	700
Total Consolidated Subsidiaries	2,600	26	2,600	26	700	700

Total gross and net undeveloped acreage	2,600	26	2,600	26	700	700

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Our investment in developed and undeveloped acreage is comprised of numerous leases. The List of Leases is included as Exhibit 99.1 to this Annual Report. The terms and conditions under which the Company maintains exploration and production rights to the acreage are property-specific, contractually defined, and vary significantly from property to property. Work programs are designed to ensure that the exploration potential of any property is thoroughly evaluated before expiration. In some instances, we may elect to relinquish acreage in advance of the contractual expiration date if the evaluation process is complete and there is not a business basis for the extension. In cases where additional time may be required to evaluate acreage fully, the Company has generally been successful in obtaining extensions. The scheduled expiration of leases and concessions for undeveloped acreage over the next three years is not expected to have a material adverse effect on the Company.

Government Regulation

Oil and natural gas operations such as ours are subject to various types of legislation, regulation, and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry are under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject.

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company. In January 2021, the Biden administration issued: (1) an order signed by the acting Secretary of the Interior providing for a 60-day pause (ii) an executive order signed by President Biden instruction the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices (together, the “Biden Administration Federal Lease Orders”). The U.S. District Court for the District of Louisiana enjoined the pause within 13 states, including Texas, in August 2022. The Department of the Interior has recently resumed lease sales in several states. On January 20, 2021, the Biden Administration issued (i) an order providing for a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, limiting the authority of local offices of the BLM to issue new leases and grant federal drilling permits and certain extensions, sundries, rights-of-way and other necessary approvals for the development of federal oil and natural gas leases; and (ii) and executive order signed by President Biden instructing the Department of the Interior to pause new oil and natural gas leases on public lands, pending a full review of the federal leasing and permitting program. While we do not have a significant federal land acreage position at 240 net acres, these actions could have a material adverse effect on the Company and our industry.

Currently, all our properties and operations are in Alabama and Mississippi, which has regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Alabama and Mississippi impose a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within their jurisdictions. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Environmental, Health and Safety Regulations

The exploration, development, production, gathering and processing of oil and natural gas are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including, but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We also may be subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on the Company.

The OPA 90 and its regulations impose requirements on “responsible parties” related to the prevention of crude oil spills and liability for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or on the exclusive economic zone of the United States. A “responsible party” under the OPA 90 may include the owner or operator of an onshore facility. The OPA 90 subjects responsible parties to strict, joint and several financial liability for removal and remediation costs and other damages, including natural resource damages, caused by an oil spill that is covered by the statue. Failure to comply with the OPA 90 may subject a responsible party to civil or criminal enforcement action.

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the EPA and U.S. Army Corp of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corp’s jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On January 18, 2023, the EPA and the Corps jointly issued a final rule revising the definition of WOTUS that largely returned to the pre-2015 regulatory regime. On September 8, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands only to those that have a continuous surface connection to water bodies. On August 29, 2023, the EPA and the Corps jointly issued a final rule, effective immediately, aligning the regulatory definition of WOTUS with the Supreme Court’s ruling.

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on various classes of persons that are considered to have contributed to the release of a “hazardous substance” in the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Although CERCLA generally exempts petroleum from the definition of hazardous substances, our operations may in the future, involve the use or handling of materials that are classified as hazardous substances under CERCLA. Each state also has environmental cleanup laws analogous to CERCLA. RCRA and comparable state and local statues govern the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. Hazardous wastes are subject to more stringent and costly disposal requirements than nonhazardous wastes.

The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. On August 16, 2022, the Inflation Reduction Act created the Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on greenhouse gas emissions from certain facilities that exceed specified emissions levels.

Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020, but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting an emissions reduction goal of a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030 and cooperating toward the advancement of the development of alternative sources of energy.

Any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, in January 2021, President Biden issued Executive Order which directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by 2050 or before. That effort is designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice among other things. Based on this Executive Order and other findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. On December 2, 2023, the EPA issued a prepublication version of a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. Additionally, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. As another example, in January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and likely would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.

In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil, produced water or other materials may occur, and we may incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas and Louisiana, have enacted regulations governing the handling, treatment, storage and disposal of NORM.

We are subject to the requirements of OSHA and comparable state statutes. The OSHA Hazard Communication Standard, the “community right-to-know” regulations under Title III of the federal Superfund Amendments and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

We have not in the past been, and do not anticipate in the near future to be, required to expend amounts that are material in relation to our total capital expenditures as a result of environmental laws and regulations, but since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. We have no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. We may be unable to pass on such increased compliance costs to our customers.

Principal Executive Offices

Our principal executive office is located at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, in Arlington County outside of Washington, D.C., and our telephone number is (703) 479-8538.  We rent our principal executive offices under a month-to-month lease for a monthly rental of $50. The Company website is www.cojaxoilandgas.com.

Employees

We have two full-time employees: William Downs, our Chief Executive Officer, and Jeffrey J. Guzy, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, and each officer, in his sole discretion, determines the extent of the time commitment.

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

Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. Oil is a commodity, and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. Historically, oil prices have been volatile due to sensitivity to political and economic developments or crises. The prices we receive for oil production, and the levels of oil production, depend on numerous factors beyond our control, which include worldwide and regional economic conditions affecting the global supply and demand for oil, such as:

●	levels of production, domestic and worldwide inventories;
●	the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs
●	the price and quantity of foreign imports of oil and their effect on U.S. oil producers;
●	relative price and availability of alternative forms of energy;
●	political and economic conditions in or affecting other oil-producing regions or countries, including the Middle East, Africa, South America, current invasion of Ukraine by Russia, which significantly affects global oil market price
●	actions of the OPEC, its members, and other state-controlled oil companies relating to oil price and production controls, especially production disputes between Saudi Arabia and Russia, who often have different goals
●	the level of global exploration, development, and production of oil
●	the proximity, capacity, cost, and availability of oil gathering and transportation facilities; ·
●	localized and global oil supply and demand fundamentals and transportation availability
●	the cost of exploring for, developing, producing, and transporting oil which cost may go up due to oil storage surpluses created by COVID-19 pandemic
●	weather conditions and other natural disasters, and storms in the Gulf States Drilling Region appear to increase in intensity in the past five years
●	technological advances affecting oil consumption, especially the growing production of electric-powered cars, trucks, and buses

●	the price and availability and consumer demand for alternative fuels to oil and reduction in the use of products that are made from oil, especially certain plastics, which demand is fueled by environmental concerns
●	climate control legislation that increases the cost and lowers the demand for oil by providing incentives and tax benefits for use of non-oil fuels, and
●	effect of existing U.S. federal, state, and local, and non-U.S. governmental regulation and taxes.

These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the three years ended December 31, 2023, NYMEX WTI prices ranged from a high of $123.64 per barrel on March 8, 2022 to a low of $48.52 per barrel on January 4, 2021, and NYMEX Henry Hub prices ranged from a high of $23.86 per MMBtu on February 17, 2021 to a low of $1.94 per MMBtu on March 29, 2023. Prices were particularly volatile in 2021, with five-year highs occurring in 2021 as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including those relating to the COVID-19 global pandemic. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices. Specifically, prices of oil, and NGLs may adversely affect our revenues, cash flows, earnings and returns; our ability to attract capital to finance our operations and the cost of the capital; the profit or loss we incur in exploring for and developing our reserves; and the value of our oil and natural gas properties.

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

The governmental and regulatory bodies, as well as investors, consumers, industry and other stakeholders increasingly focus on combating climate change. This attention resulted in the enactment of climate change-related regulations, policies and initiatives, including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy, increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

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

Exploration and production activities in the oil and gas industry are subject to various laws and regulations. Any oil and gas exploration and production operated by the Company are or may become subject to numerous environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, and local levels. The more significant of these environmental and occupational health and safety laws and regulations include the following:

●	The U.S. Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and the Environmental Protection Agency or “EPA” has relied upon as authority for adopting climate change regulatory initiatives relating to Green House Gases or “GHG” emissions.
●	The U.S. Federal Water Pollution Control Act, also known as the Federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States

●	The U.S. Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States
●	The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur
●	The U.S. Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes
●	The U.S. Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through the adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources
●	The U.S. Emergency Planning and Community Right-to-Know Act, requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories
●	The U.S. Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potentially harmful effects of these substances, and appropriate control measures
●	The U.S. Endangered Species Act, restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas
●	The U.S. National Environmental Policy Act, requires federal agencies, including the Department of the Interior, to evaluate significant agency actions having the potential to affect the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment
●	U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

These environmental and occupational health and safety laws and regulations, including new or amended legal requirements, are expected to have a considerable effect on any expanded Company’s operations in terms of compliance costs.

In addition, regional, state, and local jurisdictions in the United States where the Company operates or may operate also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. The State of Alabama has extensive operation and licensing laws for oil drilling.  The State Oil and Gas Boards of Mississippi and Alabama are regulatory agencies of the States of Mississippi and Alabama with the statutory charge of regulating oil exploration and production, including preventing waste and promoting the conservation of oil and gas while ensuring the protection of both the environment and the correlative rights of owners. These boards are granted broad authority in state oil and gas conservation statutes to promulgate and enforce rules and regulations to ensure the conservation and proper development of the state’s’ petroleum resources. Specific regulations may vary from state to state across the Gulf States Drill Region.  We will rely on consultants and local legal counsel for compliance with the state regulatory regime.

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

The operating hazards in exploring for and producing oil and natural gas include: encountering unexpected subsurface conditions that cause damage to equipment or personal injury, including loss of life; equipment failures that curtail or stop production or cause severe damage to or destruction of property, natural resources or other equipment; blowouts or other damages to the productive formations of our reserves that require a well to be re-drilled or other corrective action to be taken; and storms and other extreme weather conditions that cause damages to our production facilities or wells. Because of these or other events, we could experience environmental hazards, including release of oil and natural gas from spills, natural gas leaks, accidental leakage of toxic or hazardous materials, such as petroleum liquids, drilling fluids or fracturing fluids, including chemical additives, underground migration, and ruptures. If we experience any of these problems, we could incur substantial losses in excess of our insurance coverage. The occurrence of a significant event or claim, not fully insured or indemnified against, could have a material adverse effect on our financial condition and operations. In accordance with industry practice, we maintain insurance against some of the operating risks to which our business is exposed. Also, no assurance can be given that we will be able to maintain insurance in the future at rates we consider reasonable to cover our possible losses from operating hazards and we may elect no or minimal insurance coverage. However, we do not have insurance covering environmental and occupational health and safety risks, and even if we had such insurance, it may not cover penalties or fines that may be issued by a governmental authority.

Negative public perception of the oil and gas industry could have a material and adverse effect on us.

Oil and natural gas drilling and development activities are subject to growing negative public perception globally, and particularly, in the United States resulting from, among other things, concerns raised by advocacy groups about climate change may lead to increased reputational and litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. The foregoing factors may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Negative perceptions regarding our industry and reputational risks may also in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. Certain segments of the investor community have developed negative sentiments towards investing in our industry.

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

Prior to the Barrister Acquisition in November 2020, we had not generated any revenue. Although we acquired Barrister’s business pursuant to the Barrister Acquisition, these production operations are minimal and commenced less than three years ago. In addition, the history of obtaining oil rights by Barrister was minimal in terms of production and does not reveal the potential oil production and profitability of the Company Oil Rights. Subsequently, in the fourth quarter of 2022, we acquired additional oil rights and interests by purchasing NONOP Assets and Buckley Assets, and now we need to obtain sufficient funds to develop reserves related to these properties. However, the lack of a more extensive operating history may discourage lenders or funding sources from providing working capital to the Company.   There is no assurance that the oil rights acquired in the Barrister Acquisition and oil rights acquired as a result of the acquisition of NONOP Assets and Buckley Assets will produce oil on a profitable basis.  Investors should carefully consider the lack of operating history of the Company and the lack of any significant oil production from the Company Oil Rights prior to making an investment decision to invest in the Company. If the Company is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves will be adversely affected. If production or drilling operations are curtailed, then the Company may be unable to continue to hold leases and drilling rights that are scheduled to expire, which may further reduce oil reserves, which will materially and adversely affect future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

We have entered a highly competitive and highly capital-intensive industry, and any oil production may be insufficient to fund, sustain, or expand revenue-generating operations.

The oil drilling exploration and production business are capital intensive due to the cost of experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance costs; potential liability exposures and financial effects; and the risk of unpredictable volatility in oil market prices and predatory pricing by competitors.  Drilling requires an upfront payment of operational costs with no guarantee that actual oil production will cover such expenses.  “Dry” holes for the first and/or second oil wells could deplete any available funding raised by the Company and render the Company insolvent. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, market oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments.  The Company does not have cash flow or cash reserves sufficient to fund more extensive and deep drilling on Company Oil Rights.  While we will seek such funding, there are no assurances that we can obtain funding that will be sufficient to fund deep drill wells or new property acquisitions, which are needed to produce any significant levels of oil production.   Future cash flow from our operations and access to capital are subject to a number of variables, including, but not limited to: (i) the market prices at which our oil production is sold; (ii) our proved reserves; (iii) the level of hydrocarbons we can produce from any future oil wells; (iv) our ability to acquire, locate and produce new oil reserves; (v) the levels of our operating expenses; (vi) reduction in the U.S. and global demand for oil.

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

In addition, we may not be successful in controlling our drilling and production costs to improve our overall return and wells that are profitable may not achieve our targeted rate of return. Wells may have production decline rates that are greater than anticipated. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors. Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of our due diligence, we may not inspect ever well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. These risks could render unprofitable our drilling operations and significantly affect the overall financial performance and condition of the Company. Failure to conduct our oil and gas operations in a profitable manner may result in impairments of our proved reserves quantities, impairment of our oil and gas properties, and a write-down in the carrying value of our unproved properties, and over time may adversely affect our growth, revenues and cash flows.

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

Loss of key operational personnel could cause the suspension of any expanded drilling operations.

The Company does not have key-man insurance or the available cash to easily employ or engage experienced, full-time outside senior management personnel. The loss of key personnel, including our Chief Executive Officer and operational personnel of COP that manages the Company’s oil drilling and production could undermine the Company’s ability to manage operations and implement the Company’s business plan.

With any expanded oil exploration and drilling, we will need to replace existing oil reserves with new oil reserves and develop those oil reserves. If we are unable to do so, oil reserves and production will decline, which would adversely affect future cash flows and results of operations.

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

The oil and gas development, exploration and production industry is very competitive, and some of our competitors have greater financial and other resources than we do.

We face competition in every aspect of our business, including buying and selling reserves and leases, obtaining goods and services needed to operate our business and marketing natural gas and oil. Competitors include multinational oil companies, independent production companies and individual producers and operators. Many of our competitors have greater financial and other resources than we do and may have greater access to the capital and credit markets. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. As a result, these competitors may be able to address the competitive factors of the industry more effectively or weather industry downturns more easily than we can. We also face indirect competition from alternative energy sources, including wind, solar and electric power.

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

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations and, if we are unable to obtain and maintain adequate protection for our data, our business may be adversely affected.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyber-attack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our customer’s, supplier’s or royalty owners’ data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. While we have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing, we recognize the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our risk management team will work with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures. However, these actions may require us to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks.

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

Although our initial registration statement on Form S-1 was declared effective by the Commission in August 2019, we were unable to sell any shares and terminated said initial public offering. Our initial public offering commenced after October 9, 2020, following the effectiveness of the Form S-1 registration statement; however, we only raised $53,000 in that initial public offering, which was not sufficient, and closed in on May 31, 2021. The impact of COVID-19 pandemic and volatility of market price for oil in 2020 and 2021 further hampered efforts to raise additional working capital by creating economic uncertainty and heightened risks in lending or investing in oil production. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we cannot continue as a viable entity, you would lose all or most of your investment in the Company.

We do not have directors’ and officers’ liability insurance due to the high cost.

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

Risks Relating to Our Common Stock

Our common stock is currently quoted on Pink Marketplace of OTC Markets; however, because our common stock was downgraded to Expert Market, we need to submit a new application for Proprietary Quotations. We do not have an active, liquid trading market for our common stock and may never develop it.

In October 2021, our Common Stock became eligible for quotations on OTC Markets. Between October 2021 and July 2023, our stock was quoted on the OTC Pink marketplace, which publishes brokerage quotations; however, because we were delinquent with our reporting obligations and did not file our 2022 annual report and 2023 quarterly reports timely, our stock was downgraded to Expert Market marketplace until we filed all required reports. While our common stock is currently trading again on the OTC Pink Marketplace, because our stock was downgraded to Expert Market, our stock is not eligible for proprietary broker-dealer quotations, and all quotes of our common stock reflect unsolicited customer orders. These unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. To be eligible for public brokerage quotations and to provide continuous market making, a market maker needs to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA. Even if our stock becomes eligible for proprietary quotations, the trading on the OTC Pink marketplace is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

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

Future capital raises may dilute our existing shareholders’ ownership, the value of their equity securities and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities by acquisition or by equity financings, our existing shareholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our shareholders. Furthermore, if we offer to sell our shares of common stock in subsequent offerings for a purchase price that is less than the purchase price of shares of common stock we offered to our shareholders in the past, it may impact the value of equity securities of the shareholders that purchased it in the past. In addition, the issuance of such additional shares may impact the ability of any investor to sell their shares once such shares are eligible for sale.

There is no assurance that we will be able to pay dividends to our stockholders, which means that you could receive little or no return on your investment.

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

Because our Common Stock is deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in our Common Stock, making the market for our Common Stock less liquid and negatively affecting the price of our stock. We will be subject to certain provisions of the Exchange Act, commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with the information specified in the rules.

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

We will remain an “emerging growth company” until the earlier of (i) the last day of the year following the fifth anniversary of the date of the completion of our initial public offering, (ii) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team will work to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

ITEM 2. PROPERTIES

See “Business” for descriptions of our properties. We rent our principal executive offices at 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201, under a month-to-month lease and for a monthly rental of $50.  This office space is deemed adequate for the current needs of our executive management and corporate headquarters.  We have no other offices. We believe that this property is sufficient for our current and proposed business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “CJAX.” However, because our common stock was temporarily downgraded to Expert Market, it is not currently eligible for proprietary broker-dealer quotations, and all quotes of our common stock reflect unsolicited customer orders. We need a market maker to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA to become eligible again for proprietary quotations. Currently only a very limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

As of March 26, 2024, there were 54 stockholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company adopted the 2018 Equity Incentive Plan on December 31, 2018.  No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2023.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

Overview

We were incorporated on November 13, 2017, under the laws of the Commonwealth of Virginia, to acquire, fund, and operate oil exploration and production from assets in the Gulf States Drill Region. We are an early-stage corporation seeking to become an independent energy company focused on the acquisition and subsequent exploitation and development of crude oil and natural gas in the Gulf States Drill Region.

Since our inception, we have incurred operating losses. Prior to the Barrister Acquisition, we had not generated positive cash flows from operations, and while after the Barrister Acquisition, we started to generate revenue, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our proposed oil exploration and production business. These factors raise substantial doubt about our ability to continue as a going concern. We expect to incur expenses and operating losses for the foreseeable future as we seek to implement our business plan.  Due to its limited revenues, the Acquisitions do not remedy substantial doubts about our ability as a going concern. The Company has been unable to raise additional capital as of the date of this Annual Report, other than personal loans by Jeffrey J. Guzy, our Chief Financial Officer, and $53,000 raised in the initial public offering in 2020.

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

Risks and Uncertainties

Since March 2020, and throughout the last three years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. Commodity prices remained steady during the fourth quarter of 2022 as demand has continued to outpace relative supply. While recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in the first quarter of 2023 from their earlier highs in 2022, worldwide commodity demand continues to exceed pre COVID-19 pandemic levels. Although supply has increased and we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still an element of volatility and uncertainty that we expect to continue at least for the near-term and possibly longer, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	For the Year Ended December 31,
			Change	Change
	2023	2022	Amount	%
Revenues	$927,983	$106,554	$821,429	771%
Lease operating expenses	248,642	321,103	(72,461)	(22.6%	)
General & administrative expenses	1,038,473	2,111,761	(1,073,288)	(50.8%	)
Depletion and accretion on discounted liabilities	393,430	42,321	351,109	829.6%
Impairment expense	875,400	3,909,700	(3,034,300)	(77.6%	)
Loss from operations	(1,627,962)	(6,278,331)	4,650,369	74.1%
Other income (expense)	(1,940)	40,716	(42,656)	(104.8%	)
Net loss	$(1,629,902)	$(6,237,615)	$4,607,713	73.9%

Revenues

Revenues were $927,983 for the year ended December 31, 2023, and $106,554 for the year ended December 31, 2022. The Company is an early-stage company, having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. General and administrative expenses were $1,038,473 for the year ended December 31, 2023, compared to $2,111,761 in the same period in 2022, representing a decrease of 50.8% or $1,073,288. The decrease was primarily driven by a decrease in share-based compensation expense.

Lease Operating Expenses

Lease operating expenses were $248,642 for the year ended December 31, 2023, compared to $321,103 in the same period in 2022. The decrease in lease operating expenses of 22.6% or $72,461 was primarily driven by $234,396 in workover expenses incurred during the year ended December 31, 2022, with no comparable activity in the same period in 2023. The decrease was partially offset by an increase in expense attributable to production, which is in line with the increase in revenue in 2023.

Loss from Operations

Total operating loss was $1,627,962 for the year ended December 31, 2023, and $6,278,331 for the year ended December 31, 2022. The change in loss was primarily driven by the decreases in general and administrative expenses and impairment expense.

Other Income (Expense)

Other income (expense) was ($1,940) for the year ended December 31, 2023, compared to other income (expense) of $40,716 in the same period in 2022. The change in other income (expense) was primarily driven by a $41,665 gain on forgiveness of debt during the year ended December 31, 2022, with no comparable activity in the same period in 2023.

Net Loss

As a result of the above factors, there was a net loss of $1,629,902 for the year ended December 31, 2023, compared to a net loss of $6,237,615 in the same period of 2022.

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash and cash equivalents of $75,908 at December 31, 2023. The Company has incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2023, and December 31, 2022. Since inception, the primary sources of financing have been a combination of loans or contributions of Jeffrey J. Guzy, an officer and director of the Company, and $53,000 raised in the public offering.  This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. The Company has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain additional financing.

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

Working Capital (Deficit)

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2023, and December 31, 2022:

	As of	As of
	December 31, 2023	December 31, 2022
Current assets	$281,214	$89,800
Current liabilities	1,176,419	2,105,308
Working capital deficit	$(895,205)	$(2,015,508)

Cash Flows

Changes in the net cash provided by and (used in) operating, investing, and financing activities for the years ended December 31, 2023, and December 31, 2022, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net cash provided by/(used in) operating activities	$48,046	$(78,323)
Net cash provided by/(used in) investing activities	—	—
Net cash provided by/(used in) financing activities	(9,888)	103,975
Cash at beginning of period	37,750	12,098
Net increase (decrease) in cash	$38,158	$25,652

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in accounts receivables balances, prepaid expenses, accounts payables, and accrued expenses.  For the period ended December 31, 2023, net cash provided by operating activities was $48,046 compared to net cash used in operating activities of $78,323 for the period ended December 31, 2022.

Net cash used in investing activities was $0 for the periods ended December 31, 2023, and December 31, 2022.

Total net cash used in financing activities was $9,888 for the period ended December 31, 2023. Net cash provided by financing activities was $103,975 for the periods ended December 31, 2022. The net decrease was primarily due to the decrease in SBA PPP loans and the proceeds from the related party loan in 2022.

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

On May 9, 2022, the Board of directors of the Company, after discussion with management, determined that the Company’s previously issued financial statements included in the 2020 Form 10-K need to be restated, to among other things, amend the statements used in the Original Form 10-K regarding the method of accounting it uses. On May 31, 2022, the Company filed an amendment to the Original Form 10-K in which it modified and restated certain statements, including that the Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. All of our properties are located within the continental United States.

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

Successful Efforts Method of Accounting. We account for oil and natural gas properties in accordance with the successful efforts method. Under this method, all acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves. All development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved developed reserves. Costs of retired, sold, or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion, and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the current period. Gains or losses from the disposal of other properties are recognized in the current period. For assets acquired, we base the capitalized cost on the fair value at the acquisition date. We expense expenditures for maintenance and repairs necessary to maintain properties in operating condition, as well as annual lease rentals, as they are incurred. Estimated dismantlement and abandonment costs are capitalized at their estimated net present value and amortized over the remaining lives of the related assets. Interest is capitalized only during the periods in which these assets are brought to their intended use. We only capitalize the interest on borrowed funds related to our share of costs associated with qualifying capital expenditures.

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

Our estimates of reserves and future cash flow as of December 31, 2023, and 2022 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2023, and 2022, respectively, in accordance with SEC guidelines.  As of December 31, 2023, our reserves are based on an SEC average price of $75.81 per Bbl of WTI oil posted and $0 per MCF natural gas. As of December 31, 2022, our reserves are based on an SEC average price of $92.01 per Bbl of WTI oil posted and $6.957 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for the life of reserves in accordance with SEC guidelines.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS	PAGE

Reports of Independent Registered Public Accounting Firms	F 40

Financial Statements:

Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022	F 42

Consolidated Statements of Operations for the years ended December 31, 2023, and December 31, 2022	F 43

Consolidated Statements of Stockholders’ for the years ended December 31, 2023, and 2022	F 44

Consolidated Statements of Cash Flows for the years ended December 31, 2023, and December 31, 2022	F 45

Notes to Consolidated Financial Statements	F 46 – F 60

F 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CoJax Oil and Gas Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CoJax Oil and Gas Corporation (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The financial statements of CoJax Oil and Gas Corporation as of December 31, 2022 were audited by other auditors whose report dated November 17, 2023 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and gas properties

As described in Notes 3, 5 and 12 to the consolidated financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting which requires management to estimate reserve volumes and future net revenues to assess if there are indications the carrying value of certain properties exceed the fair value and if so, determine the fair value of its oil and gas properties. To estimate the volume of reserves and future net revenues, management makes significant estimates and assumptions, and rely on third party experts. In addition, the estimation of reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with reserves to determine if wells are expected, with reasonable certainty, to be economical under the pricing assumptions required in the impairment evaluation and measurements. We identified the evaluation of oil and gas properties as a critical audit matter.

Our audit procedures related to the estimation of proved reserves included the following, among others.

●	We evaluated the level of knowledge, skill and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserves, and read the reserve report prepared by the Company’s reservoir engineering specialists.

●	We tested the accuracy of the Company’s impairment evaluation and measurement that included these proved reserve reports.

●	We evaluated sensitive inputs and assumptions used to determine reserve volumes and other cash flow inputs and assumptions derived from the Company’s accounting records. These assumptions included historical pricing differentials, current and future operating costs, estimated future capital costs, and ownership interests.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 26, 2024

F 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CoJax Oil and Gas Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CoJax Oil and Gas Corporation (“the Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

Draper, UT

November 17, 2023

PCAOB ID: 3627

We served as the Company’s auditor from 2022 through January 4, 2024.

F 41

CoJax Oil and Gas Corporation

 Consolidated Balance Sheets

	As of	As of
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$75,908	$37,750
Accounts receivable	205,306	52,050
Total current assets	281,214	89,800
Property and Equipment:
Oil and gas properties at cost	4,509,679	5,385,080
Less: Accumulated depletion	(420,176)	(39,623)
Total property and equipment - net	4,089,503	5,345,457

Total assets	$4,370,717	$5,435,257

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,764	$105,057
Workover expense payable	106,861	234,396
Accrued salaries and payroll taxes	834,809	1,642,612
Current portion of notes payable	9,984	10,242
Notes payable – related party	103,001	113,001
Total current liabilities	1,176,419	2,105,308
Long-term liabilities:
Asset retirement obligations	105,118	92,241
Notes payable, net of current portion	21,094	30,724
Total long-term liabilities	126,212	122,965

Total liabilities	1,302,631	2,228,273

Stockholders’ equity:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 105,000 and 55,000 Series A shares, $0.01 par value issued and outstanding at December 31, 2023 and 2022, respectively.	1,050	550
Common stock, $0.01 par value, 300,000,000 current shares authorized, 9,315,902 and 9,114,446 shares issued and outstanding at December 31, 2023 and 2022, respectively.	93,159	91,144
Subscription payable	10,000	—
Additional paid-in capital	13,727,918	12,249,429
Accumulated deficit	(10,764,041)	(9,134,139)

Total stockholders’ equity	3,068,086	3,206,984

Total liabilities and stockholders’ equity	$4,370,717	$5,435,257

See accompanying notes to consolidated financial statements.

F 42

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Revenues	$927,983	$106,554

Operating costs and expenses:
Lease operating expenses	248,642	321,103
General and administrative expenses	1,038,473	2,111,761
Depletion and accretion on discounted liabilities	393,430	42,321
Impairment expense	875,400	3,909,700
Total operating costs and expenses	2,555,945	6,384,885

Loss from operations	(1,627,962)	(6,278,331)

Other income (expense):
Gain on forgiveness of debt	—	41,665
Other income and expense	202	7
Interest expense	(2,142)	(956)
Total other income (expense)	(1,940)	40,716

Net loss	$(1,629,902)	$(6,237,615)

Net loss per common share - basic and diluted	$(0.18)	$(0.93)
Weighted average number of common shares outstanding during the period - basic and diluted	9,279,410	6,683,773
See accompanying notes to consolidated financial statements.

F 43

CoJax Oil and Gas Corporation

 Consolidated Statements of Stockholders’ Equity

For the years ending December 31, 2023, and December 31, 2022

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	payable	capital	deficit	deficit
Balance, December 31, 2021	30,000	$300	5,780,577	$57,806	$—	$4,803,049	$(2,896,524)	$1,964,631
Common stock issued for services	—	—	233,869	2,338	—	467,630	—	469,968
Preferred shares issued for accrued officer compensation	25,000	250	—	—	—	499,750	—	500,000
Shares issued for acquisitions			3,100,000	31,000	—	6,479,000	—	6,510,000
Net loss for the year ending December 31, 2022	—	—	—	—	—	—	$(6,237,615)	$(6,237,615)
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$—	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	—	—	201,456	2,015	—	413,989	—	416,004
Preferred stock issued for accrued officer compensation	50,000	500	—	—	—	1,064,500	—	1,065,000
Cash received for stock subscriptions payable	—	—	—	—	10,000	—	—	10,000
Net loss for the year ending December 31, 2023	—	—	—	—	—	—	(1,629,902)	(1,629,902)
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086

See accompanying notes to consolidated financial statements.

F 44

CoJax Oil and Gas Corporation

 Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Operating Activities:
Net loss	$(1,629,902)	$(6,237,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	875,400	3,909,700
Depletion expense	380,553	39,623
Gain on forgiveness of debt	—	(41,665)
Accretion of asset retirement obligations	12,877	2,698
Common stock issued for services and salaries	416,004	469,969
Changes in operating assets and liabilities:
Accounts receivable	(153,256)	(52,050)
Prepaid expense	—	91,667
Accounts payable and accrued liabilities	146,370	1,739,350
Net cash provided by (used in) operating activities	48,046	(78,323)

Investing Activities:
Net cash used in investment activities	—	—

Financing Activities:
Proceeds from loans payable – related party	—	113,001
Payments of loans payable - related party	(10,000)	—
Payments of loans payable – SBA PPP Loan	(9,888)	(9,026)
Proceeds for stock subscriptions payable	10,000	—
Net cash provided by (used in) financing activities	(9,888)	103,975

Net change in cash	38,158	25,652
Cash - beginning of period	37,750	12,098
Cash - end of period	$75,908	$37,750

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$6,510,000
Preferred stock issued for accrued compensation	$1,065,000	$500,000
Cash paid for interest	$645	$1,227
Cash paid for taxes	—	—

See accompanying notes to consolidated financial statements.

F 45

CoJax Oil and Gas Corporation

 Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017.  The Company is based in Arlington, Virginia, with a wholly owned subsidiary, Barrister Energy LLC (‘Barrister Energy’), registered in Mississippi and based in Laurel, Mississippi.

Nature of Operations

The Company is a growing U.S. energy company engaged in the acquisition and development of lower-risk onshore oil and gas-producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class exploration and production (“E&P”) companies operating in the area.

Since the company’s inception, it has been engaged in organizational activities and had limited revenue-generating operations prior to the periods covered by this current report.  The company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this current report. The company runs all operations of its current acquisitions through Barrister Energy LLC, the operational subsidiary.

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting select oil and gas mineral interests.  These acquisitions are structured primarily as acquisitions of leases, working interests, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests.  As an owner, the Company has the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof). As an owner, the Company also has an obligation for its share of lease operating costs.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.

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

F 46

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2023, and December 31, 2022, the Company had no cash equivalents.

F 47

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

During the years ended December 31, 2023, and 2022, the Company recorded impairments of $875,400 and $3,909,700, respectively, on oil and gas properties.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the years ending December 31, 2023, and 2022.

F 48

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2023, or for the year ending December 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

F 49

The Company accounts for revenue under ASC 606 “Revenue from Contracts with Customers.” Under ASC 606, oil and natural gas sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All the Company’s oil and natural gas sales are made under contracts with customers. The performance obligations for the Company’s contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment within 90 days of the month of delivery. The Company’s contracts for oil and natural gas sales are standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts, and other adjustments and deductions.

Revenues consist of the following:

	Year ended December 31, 2023	Year ended December 31, 2022
Crude oil revenues	$918,210	$99,612
Gas revenues	9,773	6,942
Total revenues	$927,983	$106,554

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the years ended December 31, 2023 and 2022. The allowance for doubtful accounts is $0 as of December 31, 2023 and 2022.

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

F 50

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of December 31, 2023, or as of December 31, 2022.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, the Company had 1,050,000  and 550,000 potentially dilutive common shares outstanding, respectively.

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

Asset retirement obligations are estimated at the present value of expected future net cash flows and are discounted using the Company’s credit adjusted risk-free rate. The Company uses unobservable inputs in the estimation of asset retirement obligations that include, but are not limited to: costs of labor, costs of materials, profits on costs of labor and materials, the effect of inflation on estimated costs, and discount rate. Due to the subjectivity of assumptions and the relative long lives of the Company’s leases, the costs to ultimately retire the Company’s obligations may vary significantly from prior estimates. Assumptions used in determining estimates are reviewed annually.

F 51

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

2023 Transactions

During the year ending December 31, 2023, the Company did not acquire additional properties.

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

During the years ended December 31, 2023 and 2022, the Company recorded impairment of $875,400 and $1,824,600, respectively, on its Barrister Energy property, which was acquired in 2020.

F 52

At December 31, 2023, and December 31, 2022, the Company had leased oil and gas properties assets valued at $4,089,503 and $5,345,457, respectively.

	As of December 31, 2023	As of December 31, 2022
Beginning balance	$5,345,457	$2,779,802
Additions to proved reserves	—	6,556,187
Revisions of prior year ARO estimates	—	(41,209)
Depletion expense	(380,554)	(39,623)
Impairment expense	(875,400)	(3,909,700)
Ending Balance	$4,089,503	$5,345,457

We recorded depletion expense of $0.38 million and $0.04 million for the years ended December 31, 2023, and 2022, respectively.

In connection with fair value assessments for oil and gas proved properties, we recorded long-lived asset impairments of $0.9 million and $3.9 million in our December 31, 2023 and 2022 consolidated statements of operations, respectively

NOTE 6 – NOTES PAYABLE

	December 31, 2023	December 31, 2022

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note has been converted to a five-year loan at 1% interest beginning on January 1, 2022.	$31,078	$40,966

Notes payable	$31,078	$40,966
Less: current portion	(9,984)	(10,242)
Notes payable net of current portion	$21,094	$30,724

F 53

Related Party

The Company was a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2023, and 2022, notes payable consisted of the following:

	December 31, 2023	December 31, 2022

On January 24, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on January 24, 2023.	$10,000	$20,000

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on April 21, 2023.	$18,000	$18,000

On August 23, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on August 23, 2023.	$20,000	$20,000

On September 15, 2022, the Company's Executive Chairman loaned $15,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on September 16, 2023.	$15,000	$15,000

On October 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on October 25, 2023.	$20,000	$20,000

On December 8, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 8, 2023.	$20,001	$20,001

Notes payable – related party	$103,001	$113,001

On October 10, 2023, all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of May 13, 2024.

During the years ended December 31, 2023 and 2022 the Company recorded interest expense of $2,142 and $956, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the years ending December 31, 2023 and 2022, in addition to the related party loans payable (NOTE 6), the following related party transactions occurred between the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

F 54

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CFO, and 25,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s former CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The total fair value of $1,065,000 ($21.30 per share) was recorded as part of accrued salaries and payroll taxes for the year ended December 31, 2022 as service was provided in that year. The accrual was reversed upon issuance of the shares in January 2023. The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

On January 4, 2022, the Company issued 12,500 shares of Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CFO, and 12,500 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s former CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. Since these shares were not issued until 2022 the fair value of $500,000 ($20 per share) has been recorded as part of accrued salaries and payroll taxes. The fair value was based on the value assigned to common stock ($2 per share) multiplied by 10.

NOTE 8 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 9,315,902 and 9,114,446 shares of Common Stock issued and outstanding as of December 31, 2023 and 2022, respectively. The Company had 105,000 and 55,000 shares of Preferred Stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Preferred Stock

The holders of Preferred Stock are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred shares is convertible into ten common shares.

The Company classified the Series A Preferred Stock as permanent equity in the consolidated financial statements as the terms do not provide for an obligation to buy back the shares in exchange for cash or other assets of the Company. The shares are not considered debt under ASC 480 “Distinguishing Liabilities from Equity” as the shares do not represent an obligation that must or may be settled with a variable number of shares. No other redemption features exist within the terms of the instrument.

During the year ending December 31, 2023, the Company issued 50,000 shares of Series A convertible preferred stock to its officers for accrued compensation (see NOTE 7).

During the year ending December 31, 2022, the Company issued 25,000 shares of Series A convertible preferred stock to its officers for accrued compensation (see NOTE 7).

Common Stock

During the year ended December 31, 2023, the Company issued 140,642 shares, 14,217 shares, 35,000 shares, 7,107 shares, and 4,490 shares for vendor payments at share prices of $2.13 per share, $2.20 per share, $1.90 per share, $2.00 per share, and $0.99 per share, respectively.

Additionally, during the year ended December 31, 2023, the Company received $10,000 for stock subscriptions payable of 5,000 shares of common stock.

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

F 55

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

NOTE 9 - INCOME TAXES

The Company provides for income taxes using the liability method in accordance with ASC 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2023 and 2022.

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

The Company will apply the federal and state net operating loss (“NOL”) carry-forward in FY 2023 and later years.

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

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$(1,629,902)	$(6,237,615)
Non-deductible expenses	—	—
Taxable loss	$(1,629,902)	$(6,237,615)
Expected approximate tax recovery on net loss	$(342,280)	$(1,309,899)
Changes in valuation allowance	342,280	1,309,899
Income tax	$—	$—

F 56

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2023	As of December 31, 2022
Deferred income tax assets:
Net operating losses carried forward	$897,353	$966,815
Impairments	1,004,871	821,037
Other	5,946	19,370
Total gross deferred income tax assets	$1,908,170	$1,807,222
Less: valuation allowance	(1,908,170)	(1,807,222)
Net deferred tax asset	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 2023, and December 31, 2022, the Company has incurred accumulated net operating losses in the United States of America totalling $4,273,108 and $4,603,877 respectively which are available to reduce taxable income in future taxation years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2023 and 2022. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of December 31, 2023, and December 31, 2022.

Purchase Commitments

The Company has no purchase obligations at December 31, 2023 and 2022.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2023, and December 31, 2022, the Company had no exposure in excess of insurance.

F 57

Concentration of Credit Risk – Accounts Receivable and Revenues – For the periods presented, all of the Company’s outstanding accounts receivable and revenues were transacted with one party, Taxodium Energy, LLC.

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

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 11 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation were as follows:

	As of December 31, 2023	As of December 31, 2022
Beginning balance	$92,241	$84,566
Liabilities acquired	—	—
Liabilities incurred	—	46,397
Liabilities settled	—	—
Accretion expense	12,877	2,698
Revisions	—	(41,420)
Ending Balance	$105,118	$92,241

NOTE 12 – RESERVE AND RELATED FINANCIAL DATA - UNAUDITED

Disclosure of Reserves

The table below summarizes our estimated net proved reserves, as of December 31, 2023 and 2022, based on reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2023 and 2022 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

F 58

	Natural Gas (Mmcf)	Oil (Mbbl)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2021		—	—
Revisions of Previous Estimates	—	—	—
Purchases of Minerals in Place	40	193	200
Production	(4)	(4)	(5)

Proved Developed and Undeveloped Reserves at December 31, 2022	36	189	195
Revisions of Previous Estimates	(31)	(12)	(17)
Purchases of Minerals in Place	—	—	—
Production	(5)	(12)	(13)

Proved Developed and Undeveloped Reserves at December 31, 2023	—	165	165

The table above values oil and natural gas reserve quantities as of December 31, 2023 and 2022, assuming constant realized prices of $75.81 and $92.01 per barrel of oil and $0 and $6.957 per Mcf of natural gas, respectively. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

 The table below reflects the standardized measure of discounted future net cash flows related to the Company’s interest in proved reserves.

F 59

	Year Ended December 31,
	2023	2022
(in thousands)
Future cash inflows	$12,496	$17,680
Future production costs	2,716	3,192
Future development and abandonment costs	407	485
Future tax expense	1,968	2,941
Future net cash flows	7,405	11,062
10% annual discount for estimated timing of cash flows	2,353	4,305
Standardized measure of discounted future net cash flows	$5,052	$6,757

The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

	Year Ended December 31,
	2023	2022
(in thousands)
Beginning of period	$6,757	$—
Sales of oil and natural gas produced, net of production costs	(679)	—
Net change due to extensions, discoveries, and improved recovery	—	756
Net change of prices and production costs	(1,850)	—
Change in future development costs	59	—
Revisions of quantity and timing estimates	(621)	—
Accretion of discount	937	—
Change in income taxes	453	—
Purchases of minerals in place	—	6,002
Other	(4)	—
End of period	$5,052	$6,757

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management determined that there were no reportable subsequent events to be disclosed beyond the following:

Issuance of Common Stock

On January 10, 2024, the Company issued 100,000 common shares at $0.99 per share to William R. Downs in connection with his appointment as our new Chief Executive Officer.

On January 26, 2024, the holders of the Company’s Series A convertible preferred shares converted all 105,000 shares issued and outstanding as of December 31, 2023 into common shares at a conversion rate of one to ten. In connection with the exercise of the conversion option, the Company issued 575,000 and 475,000 common shares to Jeffrey J. Guzy and Wm. Barrett Wellman, respectively.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;

●	Lack of formal policies and procedures;

●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors;

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
William R. Downs	64	Chief Executive Officer, President, Chairman, Director
Jeffrey J. Guzy	72	Chief Financial Officer, Secretary, Director
William Allan Bradley	56	Director

Our directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

William R. Downs, age 64, has more than 42 years of experience in the Oil and Gas Industry, specifically in generating, evaluating and managing oil and gas exploration, development and acquisition projects of private, independent and public companies in the area of North and South Louisiana, East Texas, South Arkansas, Mississippi, Oklahoma, Alabama and Montana. He also owned and managed several oilfield service companies.

Prior to joining CoJax, between February 2022 and October 2023, Mr. Downs served as Executive Vice President and Chief Operating Officer of Topcat Companies, an oilfield service company, where he was responsible for the management of the workover rigs, saltwater transportation and disposal, drilling fluids disposal, financial and safety oversight, oversight of individual vice presidents and their team management. Between August 2020 and October 2023, Mr. Downs served as Executive Vice President and Chief Operating Officer of Topcat Waste Management Facility and was responsible for managing of the drilling fluids and solids waste disposal site in Waskom, Texas, saltwater disposal and transportation and workover rigs.

In August 2017, Mr. Downs founded Downs Energy Acquisitions and Downs Operating Company, an oil and gas production acquisition and operating company, which he managed and owned between August 2017 and December 2020. This company operated three gas field in East Texas and North Louisiana, and Mr. Downs managed the operational, financial and personnel activities of the Company. In December 2020, Mr. Downs divested his ownership in this company.

Mr. Downs is a Certified Petroleum Geologist, a member of American Association of Petroleum Geologists, a former Convention Chairman and President of the GCAGS and a member of Division of Professional Affairs. Mr. Downs earned his Bachelor of Science in Geology in 1981 from Centenary College of Louisiana.

Jeffrey J. Guzy, age 72, served as our Chief Executive Officer from January 22, 2020 to January 10, 2024, and as a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017, through March 16, 2020, and effective, January 10, 2024, is currently serving as the Chief Financial Officer

Mr. Guzy has served as an outside director of Leatt Corp. (OTC Trading Symbol: LEAT), since April 2007. Mr. Guzy also served, from October 2007 to August 2010, as Leatt Corp’s President. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar, and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Companies, Inc. (OTC Trading Symbol: CAPC), Since 2020, he has also served as an independent director of Brownies Marine Group, Inc. (OTC Trading Symbol: BWMG). Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy’s management and extensive experience led to the conclusion that he should serve as a director.

William Bradley, age 56, has served as our director since March 7, 2022. Mr. Bradley has over fifteen years of leadership, business consulting, financial, and management experience for publicly traded and private companies. Since June 2011, Mr. Bradley served as M&A/Business Consulting Managing Director and Chief Financial Officer at Global Advisors Inc. where he provided business consulting services, reviewed client’s financial positions and managed relationships, conducted financial reviews, including the PCAOB or IFRS audit process, and provided his consulting business advice on restructuring and potential mergers and acquisitions. Since September 2018 he has served as the Chairman of the Board of Magagram Social Media Inc., a Toronto-based private company, from December 2006 to June 2011 as Chief Executive Officer of Ocean to Ocean Inc., and from January 2002 until November 2006, as Vice President of Gourmet Foods International. Mr. Bradley graduated from York University in 1998 in Finance and Economics and received his undergraduate degree with honors in 1991 in Business Finance from Sandford College.

Board Committees

We currently do not have any committees of our Board of Directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions).

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or State judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities (“Reporting Persons”) to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2023, Jeffrey Guzy, the Chief Executive Officer, Chairman and Director, failed to file timely Form 4 reporting the grant of 50,000 shares of Series A Convertible Preferred Stock and Wm. Barrett Wellman, the Chief Financial Officer, failed to file timely Form 4 reporting the grant of 50,000 shares of Series A Convertible Preferred Stock.

Compensation of Directors

2023 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey J. Guzy	2023	—	—	—	—	—	—
	2022	—	—	—	—	—	—
William A. Bradley	2023	—	—	—	—	—	—
	2022	10,000	—	—	—	—	—

For the years ended December 31, 2023, and 2022, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2023.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2023 and 2022 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Guzy(1)	2023	$120,000	$—	$—	$—	$—
	2022	$120,000	$—	$—	$—	$—
Wm. Barrett Wellman (2)	2023	$100,000	$—	$—	$—	$—
	2022	$100,000	$—	$—	$—	$—

(1) Mr. Guzy was appointed as Chief Executive Officer on January 22, 2020 and served in this capacity until January 10, 2024. Jeffrey Guzy’s base annual salary of $120,000 is payable on a semi-monthly basis in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Further, the base salary can either be paid in total when Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy.

(2) Mr. Wellman was appointed Chief Financial Officer on March 16, 2020.  He resigned from this position on January 10, 2024. Mr. Wellman’s base salary of $100,000 is payable semi-monthly in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Alternatively, the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Wellman.

Employment Agreements with Key Executives

On February 20, 2020, the Company entered into an initial employment agreement with Jeffrey Guzy. The term of that agreement was 3 years. This initial employment agreement was terminated on February 14, 2023, on the date the Company entered into a second employment agreement with Mr. Guzy (the “Guzy 2023 Employment Agreement”), pursuant to which Mr. Guzy continued serving the Company as Chief Executive Officer, President and Chairman of the Company.  The Guzy 2023 Employment Agreement has a 3-year term through February 14, 2026, unless terminated earlier pursuant to the terms of the Guzy 2023 Employment Agreement.  Pursuant to the Guzy 2023 Employment Agreement, Mr. Guzy will be paid a base salary of $120,000 per annum, which salary will accrue and can either be paid in total when the Company is adequately funded or, alternatively, the accrued unpaid base salary can be converted into shares of the Company’s common stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy. Pursuant to the Guzy 2023 Employment Agreement, Mr. Guzy may participate in any incentive compensation and other benefit plans may be granted bonus performance bonus payments to be paid in cash, stock, or both. In addition, the Guzy 2023 Employment Agreement includes provisions for paid vacation time and expense reimbursement.

The Guzy 2023 Employment Agreement provided for termination (i) immediately upon Mr. Guzy’s death or Disability; (ii) by the Company for Cause; (iii) by Mr. Guzy for Good Reason (as these terms are defined in the Guzy 2023 Employment Agreement or (iv) other than for Cause or Good Reason, by Mr. Guzy or the Company upon not less than sixty (60) days prior written notice of termination. If Mr. Guzy terminates the employment for a Good Reason, then he would be entitled to: a cash payment, payable in equal installments over a six (6) month period after Mr. Guzy terminates employment, equal to the sum of the following:  (a) subject to the payment of the following sums not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Guzy’s then-current base salary or (ii) the remainder of the term of the Guzy 2023 Employment Agreement; plus  (b) any previously earned but unpaid salary through Mr. Guzy’s final date of employment, being Mr. Guzy’s termination of employment. On January 10, 2024, the Guzy 2023 Employment Agreement was terminated in connection with Mr. Guzy’s resignation from serving as Chief Executive Officer, President and Chairman. On the same date, in connection with appointment of Mr. Guzy to serve as Chief Financial Officer, the Company entered into a new employment agreement with Mr. Guzy for his services as Chief Financial Officer.

The Company entered into an employment agreement with Wm. Barrett Wellman on March 16, 2020, for his service as Chief Financial Officer. That agreement had an initial 3-year term and was extended until August 16, 2024. This employment agreement provided for the following:

(1)	a base annual salary of $100,000 to be paid semi-monthly in equal installments, but the base salary can either be paid in total when CoJax is adequately funded or, alternatively, the accrued unpaid base salary can be converted into shares of the CoJax common stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Wellman;
(2)	Mr. Wellman is eligible for an ad hoc performance bonus if and in an amount approved by the disinterested directors;
(3)	Mr. Wellman may participate in any incentive compensation and other benefit plans to the extent that he is eligible to do so;
(4)	continuation of Mr. Wellman’s benefits under CoJax’s health insurance and other benefit plans for 24 months after any termination of his employment for good reason (as defined in the employment agreement);
(5)	imposes confidentiality and non-recruitment of Company employees obligations on Mr. Wellman for one year after end of employment, and
(6)	the employment agreement provides for CoJax to terminate Mr. Wellman’s employment for cause (as defined in the employment agreement) and for Mr. Wellman to terminate the employment agreement for ”good reason” (as defined in the employment agreement).

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

The employment agreement also provided the following indemnification to Mr. Wellman:   The Company shall indemnify and save harmless Mr. Wellman for any liability incurred by reason of any act or omission performed by Mr. Wellman while acting in good faith on behalf of the Company. No indemnification barred by regulations or policies of the SEC or in clear violation of public policy will be permitted under the employment agreement.

Mr. Wellman’s Employment Agreement was terminated on January 10, 2024 upon his resignation as Chief Financial and Secretary.

Director Compensation

Jeffrey Guzy did not receive any cash compensation for his role as a director for the year ended December 31, 2023.

William A. Bradley did not receive any cash compensation for his role as a director for the year ended December 31, 2023.

Employee Benefit Plans

The Company currently has no employee benefit plans.

2018 Equity Incentive Plan

Our Board of Directors and stockholders approved the 2018 Equity Incentive Plan on December 31, 2018 (“2018 Plan”), which replaced the 2017 Equity Incentive Plan (“2017 Plan”) that was approved by the Board of Directors and stockholders on January 2, 2018.  The Board of Directors terminated the 2017 Plan on December 31, 2018.  No options or awards were granted under the 2017 Plan.

No options or other incentive compensation has been granted as of December 31, 2023.

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

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the option holder, (4) a net exercise of the option if it is a nonqualified stock option, and (5) other legal consideration approved by the plan administrator.

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

Outstanding Equity Awards

There were no outstanding equity awards to our Named Executive Officers as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 26, 2024 the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 3033 Wilson Boulevard, Suite E-605, Arlington, Virginia 22201. The percentages below are calculated based on 10,465,902 shares of common stock issued and outstanding as of March 26, 2024.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Jeffrey J. Guzy	646,241	6.2%
William R. Downs	135,000	1.3%
William Allan Bradley	10,000	0.1%
Total (3 persons)	791,241	6.8%

Roger Allums McLeod	2,920,000	27.9%
Rosswood Capital LLC(1)	1,350,000	12.9%
Stone Creek Properties, LLC (2)	889,559	8.5%
Stonefield Fund LLC (3)	755,000	7.2%
Quantoleum Holdings LLC (4)	552,274	5.3%
Khaki Investments LLC (5)	575,000	5.5%

(1) Peter Biglane is the Manager of Rosswood Capital LLC and has sole voting and dispositive power over the shares held by  Rosswood Capital LLC.

(2) David Sullivan is the Manager of Stone Creek Properties LLC and has sole voting and dispositive power over the shares held by Stone Creek Properties LLC.

(3) Alfonso Rivera Revilla is the Manager of Stonefield Fund LLC and has sole voting and dispositive power over the shares held by Stonefield Fund LLC.

(4) Andrew Cardwell is the Manager of Quantoleum Holdings LLC and has sole voting and dispositive power over the shares held by Quantoleum Holdings LLC. Andrew Cardwell is also the Manager of Taxodium Energy, LLC.

(5) Sophie Biglane is the Manager of Khaki Investments LLC and has sole voting and dispositive power over the shares held by Khaki Investments LLC.

Changes in Control Agreements.

As of December 31, 2023, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer compensation arrangements discussed in “Executive Compensation,” below we describe transactions since incorporation, in which we have been a participant, in which the amount involved in the transaction is material to our Company, and in which any of the following is a party:

(a)	enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, our Company;

(b)	associates;

(c)	individuals owning, directly or indirectly, an interest in the voting power of our Company that gives them significant influence over our Company, and close members of any such individual’s family;

(d)	key management personnel, that is, those persons having authority and responsibility for planning, directing, and controlling the activities of our Company, including directors and senior management of companies and close members of such individuals’ families; and

(e)	enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

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

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective as of January 4, 2024, Sadler, Gibb & Associates, LLC resigned as the Company’s independent registered public accounting firm and the Board of the Company appointed M&K CPAs, PLLC (“M&K”) as our independent registered public accounting firm for the fiscal year ended December 31, 2023. The following table sets forth the fees billed to the Company for professional services rendered by M&K and S|G for each of the years ended December 31, 2023, and 2022, respectively:

Services	2023	2022
Audit fees	$51,000	$41,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$51,000	$41,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2023, and 2022 were for professional services rendered by M&K and S|G, respectively, for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2023, and 2022.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023, and 2022.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.2	Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.3	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation with the Designation of Series A Convertible Preferred Stock, $0.01 par value per share, dated January 23, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on January 31, 2020)
3.4	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated June 12, 2020 (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)
3.5	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.2	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
10.2	Employment Agreement by CoJax Oil and Gas Corporation and Jeffrey Delancey dated May 15, 2018 (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.3	Acquisition Agreement, dated June 16, 2020, by and among CoJax Oil and Gas Corporation, Barrister Energy, LLC., and all of the Members of Barrister Energy, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2020)
10.4	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.5	Investment Banking/Corp Advisory Agreement by Newbridge Securities Corporation and CoJax Oil and Gas Corporation, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.6	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)
10.9	Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10	Debt Exchange Agreement, dated November 16, 2021, by and between the Company and Central Operating, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 19, 2021)
10.11	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)
10.12	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)
10.13	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 4, 2022)
10.14	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 4, 2022)
10.15	NONOP purchase and sale agreement dated November 8, 2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.16	BUCKLEY purchase and sale agreement dated October 15, 2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.17	Employment Agreement between William R. Downs and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
10.18	Employment Agreement between Jeffrey J. Guzy and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
21.1	Subsidiaries of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 21.1 to the Form S-1 Registration Statement filed with the Commission on June 24, 2021)
23.1*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Barrister Energy, LLC Oil Leases (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 14, 2021)
99.2*	Reserve Report, Netherland, Sewell & Associates, Inc., Texas Registered Engineering Firm F-2699

 * Filed Herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date: March 26, 2024

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date: March 26, 2024

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 26, 2024