Form 10-Q
period 2024-03-31
CoJax Oil & Gas Corp
filed 2024-05-10
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 10,465,902 shares were outstanding as of May 10, 2024.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited consolidated condensed interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$69,223	$75,908
Accounts receivable	176,894	205,306
Prepaid expenses	9,750	—
Total Current Assets	255,867	281,214
Properties and Equipment
Oil and natural gas properties at cost	4,524,406	4,509,679
Less: Accumulated depletion	(501,500)	(420,176)
Total Properties and Equipment, net	4,022,906	4,089,503
Total Assets	4,278,773	4,370,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	151,415	121,764
Workover expense payable	106,861	106,861
Accrued salaries and payroll taxes	902,830	834,809
Current portion of notes payable	10,010	9,984
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,274,117	1,176,419
Long-term Liabilities
Asset retirement obligations	122,472	105,118
Note payable, net of current portion	18,584	21,094
Total Long-term Liabilities	141,056	126,212
Total Liabilities	1,415,173	1,302,631
Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 105,000 Series A shares, $0.01 par value issued and outstanding, at March 31, 2024 and December 31, 2023 respectively.	—	1,050
Common stock, $0.01 par value, 300,000,000 current shares authorized, 10,465,902 and 9,315,902 shares issued and outstanding, at March 31, 2024 and December 31, 2023 respectively.	104,659	93,159
Subscription payable	10,000	10,000
Additional paid-in capital	13,816,468	13,727,918
Accumulated deficit	(11,067,527)	(10,764,041)
Total Stockholders’ Equity	2,863,600	3,068,086
Total Liabilities and Stockholders’ Equity	$4,278,773	$4,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
Revenues	$182,052	$228,718

Operating costs and expenses:
Lease operating expenses	47,341	59,139
General and administrative expenses	354,168	371,354
Depletion and accretion on discounted liabilities	83,951	98,444
Total operating costs and expenses	485,460	528,937

Loss from Operations	(303,408)	(300,219)

Other expense:
Interest expense, net	(78)	(556)
Total other expense	(78)	(556)

Net Loss	$(303,486)	$(300,775)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)
Weighted average number of common shares outstanding during the period - basic and diluted	10,159,913	9,206,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$—	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	—	—	140,642	1,406	—	298,161	—	299,567
Cash received for stock subscriptions payable	—	—	—	—	10,000	—	—	10,000
Preferred stock issued for accrued officer compensation	50,000	500	—	—	—	1,064,500	—	1,065,000
Net (loss) for the three months ending March 31, 2023	—	—	—	—	—	—	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776

Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net (loss) for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2024	2023
Cash flows from operating activities:
Net loss	$(303,486)	$(300,775)
Adjustments to reconcile Net loss to net cash used in operations:
Depletion expense	81,324	95,224
Accretion of asset retirement obligation	2,627	3,219
Common stock issued for services and salaries	99,000	299,567
Changes in operating assets and liabilities:
Accounts receivable	28,412	(169,578)
Prepaid expense	(9,750)	—
Accounts payable and accrued liabilities	97,672	150,990
Net cash used in operating activities	(4,201)	(21,353)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(2,484)	(2,463)
Proceeds from the issuance of common stock	—	10,000
Net cash provided by (used in) financing activities	(2,484)	7,537

Net decrease in cash	(6,685)	(13,816)
Cash at beginning of period	75,908	37,750
Cash at end of period	$69,223	$23,934

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$76	$100
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$—	$1,065,000
Common shares issued upon conversion of Series A Preferred shares	$2,100,000	$—
Change in estimate of ARO asset and related liability	$14,727	$—

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

Nature of Operations

The Company is a growing U.S. energy company, engaged in the acquisition and development of lower risk onshore oil and gas producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class E&P companies operating in the area. The Company outsources all operations through Barrister Energy LLC, the operational subsidiary.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

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

During the year ended December 31, 2023, the Company recorded impairments of $875,400 on oil and gas properties. There were no impairments recorded during the three months ended March 31, 2024 and 2023.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the three months ended March 31, 2024 and 2023.

Fair Values of Financial Instruments

The Company had no financial instruments for the three months ended March 31, 2024, or for the year ended December 31, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024, and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three months ended March 31, 2024, and 2023:

	For the Three Months
	Ended March 31,
	2024	2023

Crude oil revenues	$181,225	$225,815
Gas revenues	827	2,903
Total revenues	$182,052	$228,718

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three months ended March 31, 2024 and 2023. At both March 31, 2024, and December 31, 2023, the allowance for expected credit losses was $0.

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

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under ASC 740 using the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of March 31, 2024, or as of December 31, 2023.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2024 and December 31, 2023, the Company had 0 and 1,050,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

Concentration of Credit Risk

Our revenue can be materially affected by current economic conditions and the price of oil and natural gas. However, based on the current demand for crude oil and natural gas and the fact that alternative purchasers are readily available, we believe that the loss of our marketing agents and/or any of the purchasers identified by our marketing agents would not have a long term material adverse effect on our financial position or results of international operations. The continued economic disruption resulting from Russia’s invasion of Ukraine, a potential global recession, and other varying macroeconomic conditions could materially impact the Company’s business in future periods. Any potential disruption will depend on the duration and intensity of these events, which are highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2024, and December 31, 2023, the Company had no exposure in excess of insurance.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

The Company did not execute any acquisitions during the three months ended March 31, 2024. At March 31, 2024, the Company had leased oil and gas properties assets valued at $4,022,906.

Balance, December 31, 2023	$4,089,503
Revisions of prior year ARO estimates	14,727
Depletion expense	(81,324)
Balance, March 31, 2024	$4,022,906

We recorded depletion expense of $81,324 and $95,224 for the three months ended March 31, 2024 and 2023, respectively.

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

Balance, December 31, 2023	$105,118
Revisions of prior year estimates	14,727
Accretion expense	2,627
Balance, March 31, 2024	$122,472

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2024	December 31, 2023
SBA PPP Loan	$28,594	$31,078
Notes payable – related party	103,001	103,001
Total notes payable	131,595	134,079
Less: current portion	(113,011)	(112,985)
Notes payable net of current portion	$18,584	$21,094

SBA PPP Loan

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note was converted to a five-year loan bearing interest at 1% per annum beginning on January 1, 2022.

Related Party

The Company has issued several unsecured promissory notes to a related party, the CFO of the Company. The related party notes bear interest at 2% per annum. Principal and accrued interest on all notes mature on May 13, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2024 and the year ending 2023, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s former CEO, and 25,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s former CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The total fair value of $1,065,000 ($21.30 per share) was recorded as part of accrued salaries and payroll taxes for the year ended December 31, 2022 as service was provided in the year. The accrual was reversed upon issuance of the shares in January 2023. The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

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

On January 10, 2024, the Company issued 100,000 common shares at $0.99 per share to William R. Downs in connection with his appointment as the Company’s new Chief Executive Officer. The issuance of 100,000 shares was recognized at the share price on the date of the employment agreement.

On January 26, 2024, the holders of the Company’s Series A convertible preferred stock converted all 105,000 shares issued and outstanding into common shares at a conversion rate of one to ten. The conversion occurred at the rate specified in the initial issuance agreement and therefore no gain or loss was recognized on the conversion. In connection with the exercise of the conversion option, the Company issued 575,000 and 475,000 common shares to Jeffrey J. Guzy and Wm. Barrett Wellman, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of March 31, 2024, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01.

Preferred Stock

The holders of Preferred Stock are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred share is convertible into ten common shares.

The company classified the Series A Preferred Stock as permanent equity as the terms do not provide for an obligation to buy back the shares in exchange for cash or other assets of the Company. The shares are not considered debt under ASC 480 “Distinguishing Liabilities from Equity” as the shares do not represent an obligation that must or may be settled with a variable number of shares. No other redemption features exist within the terms of the instrument.

Refer to Note 8 for details on convertible preferred stock issuances to the Company’s officers.

Common Stock

On January 31, 2023, the Company issued 20,642 shares for vendor payments at $2.13 per share.

On February 1, 2023, the Company issued 120,000 shares for consulting fees at $2.13 per share.

On March 1, 2023, the Company received $10,000 for stock subscriptions payable of 5,000 shares of common stock.

Refer to Note 8 for details on common share issuances to the Company’s officers.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending March 31, 2024, and March 31, 2023, the Company did not receive any capital contributions in excess of the $10,000 received for stock subscriptions payable.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at March 31, 2024, and December 31, 2023. The Company has a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. Additionally, the Company has no known contingencies as of March 31, 2024, and December 31, 2023.

Purchase Commitments

The Company has no purchase obligations at March 31, 2024 and December 31, 2023.

Legal Matters

During the course of business, litigation commonly occurs. From time to time, the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel, which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed beyond the following:

Related Party Notes Payable

On April 25, 2024, all outstanding notes with the Company’s CFO (refer to NOTE 7) were extended to have a maturity date of December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and our interim unaudited financial statements and accompanying notes to these financial statements.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2023. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to the integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel, and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including the legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East;

●	economic and competitive conditions;

●	lack of available insurance;

●	cash flow and anticipated liquidity;

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Forward-looking statements speak only as to the date hereof. Except as otherwise required by applicable law, we disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

Overview

CoJax is a growth-oriented independent exploration and production company based in Arlington, Virginia, and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused on the Gulf States Drill Region.

Business Description and Plan of Operation

CoJax is currently engaged in oil and natural gas acquisition, exploration, development, and production in Mississippi and Alabama. We focus on developing our existing properties while continuing to pursue acquisitions of oil and gas properties with upside potential in the Gulf States Drill Region.

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

Executive Summary - First Quarter 2024 Developments and Highlights

Risks and Uncertainties

The oil and natural gas industry is a global market impacted by many factors, including government regulations, particularly in the areas of trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, and military conflicts (including the Russian-Ukrainian conflict in the Middle East), fluctuations in worldwide commodity demand, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. In general, natural gas prices are determined by North American supply and demand and are affected by the import and export of liquefied natural gas. Oil and natural gas prices have been, and are expected to continue to be, volatile. This volatility could negatively impact future prices for oil, natural gas, petroleum products, and industrial products.

Results of Operations – For the Three Months Ended March 31, 2024, and 2023

	For the Three Months Ended March 31,
			Change	Change
	2024	2023	Amount	%
Revenues	$182,052	$228,718	$(46,666)	(20.4%)
Lease operating expenses	47,341	59,139	(11,798)	(19.9%)
General & administrative expenses	354,167	371,354	(17,187)	(4.6%)
Depletion and accretion on discounted liabilities	83,952	98,444	(14,492)	(14.7%)
Loss from operations	(303,408)	(300,219)	(3,189)	1.1%
Other expense, net	(78)	(556)	478	(86.0%)
Net loss	$(303,486)	$(300,775)	$(2,711)	0.9%

Revenues

Revenues were $182,052 for the three months ended March 31, 2024, compared to $228,718 for the three months ended March 31, 2023. The Company is an early-stage company, having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023. The decrease in revenue of 20.4% was primarily driven by a decrease in production.

Lease Operating Expenses

Lease operating expenses were $47,341 for the three months ended March 31, 2024, compared to $59,139 for the three months ended March 31, 2023, representing a decrease of 19.9% or $11,798. The decrease in expense was primarily attributable to the decrease in production, which is in line with the decrease in revenue.

Loss from Operations

Total operating loss was $303,408 for the three months ended March 31, 2024, and $300,219 for the three months ended March 31, 2023. The increased loss was primarily driven by the $46,666 decrease in revenues.

Other Expense, Net

Other expense, net was $78 for the three months ended March 31, 2024, as compared to $556 for the three months ended March 31, 2023, due to an increase in interest income.

Net Loss

As a result of the above factors, for the three months ended March 31, 2024, the Company had a net loss of $303,486 as compared to a net loss of $300,775 for the three months ended March 31, 2023.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three-month periods ended March 31, 2024, and 2023:

	For the Three Months
	Ended March 31,
	2024	2023
Oil volume (Bbls)	2,948	3,149
Natural gas volume (Mcf)	225	1,581
Total Production (Boe)	2,986	3,412

Average Sales Price:
Oil price (per Bbl)	$75.69	$73.05
Gas price (per Mcf)	4.16	2.46
Total per BOE	$75.09	$69.57

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $69,223 at March 31, 2024, compared to $75,908 at December 31, 2023. For the three months ended March 31, 2024, the Company had net cash used in operating activities of $4,201, compared to $21,353 for the same period of 2023. The decrease in cash used in operating activities was driven by the $200,567 decrease in the adjustment for the noncash issuance of common stock for services and salaries, offset by the $234,922 increase in adjustments for changes in the balances of accounts receivable, prepaid expenses, accounts payable, and accrued liabilities.

Net cash used in investing activities was $0 for the three months ended March 31, 2024, and March 31, 2023.

Net cash used in financing activities was $2,484 for the three months ended March 31, 2024, compared to net cash provided by financing activities of $7,537 for the same period in 2023. The decrease is due to proceeds from stock subscriptions payable of $10,000 during the period ended March 31, 2023, compared to $0 during the same period in 2024.

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

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Messrs. Downs and Guzy concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item. However, there have been no material changes to the risks described in “Item 1A. Risk Factors” in the 2023 Form 10-K.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 26, 2024, the Company issued 575,000 shares of common stock to Jeffrey J. Guzy upon conversion of 57,600 shares of Series A preferred stock and 475,000 shares of common stock to Wm. Barrett Wellman upon conversion of 47,500 shares of Series A preferred stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	the following documents are filed as exhibits to this Quarterly Report.

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

Date: May 10, 2024	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)