Form 10-Q
period 2024-06-30
CoJax Oil & Gas Corp
filed 2024-08-09
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact Name of registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4830 Line Ave., #152 Shreveport, LA	71106
(Address of principal executive offices)	(Zip Code)

(703) 216-8606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 11,786,657 shares were outstanding as of August 9, 2024.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

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

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash	$116,905	$75,908
Accounts receivable	199,454	205,306
Prepaid expenses	9,750	—
Total Current Assets	326,109	281,214
Properties and Equipment
Oil and natural gas properties at cost	7,185,137	4,509,679
Less: Accumulated depletion	(604,255)	(420,176)
Total Properties and Equipment, net	6,580,882	4,089,503
Total Assets	6,906,991	4,370,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	128,236	121,764
Workover expense payable	104,165	106,861
Accrued salaries and payroll taxes	970,173	834,809
Current portion of notes payable	10,036	9,984
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,315,611	1,176,419
Long-term Liabilities
Asset retirement obligations	144,642	105,118
Note payable, net of current portion	16,065	21,094
Total Long-term Liabilities	160,707	126,212
Total Liabilities	1,476,318	1,302,631
Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 105,000 Series A shares, $0.01 par value issued and outstanding, at June 30, 2024 and December 31, 2023 respectively.	—	1,050
Common stock, $0.01 par value, 300,000,000 current shares authorized, 11,786,657 and 9,315,902 shares issued and outstanding, at June 30, 2024 and December 31, 2023 respectively.	117,867	93,159
Subscription payable	10,000	10,000
Additional paid-in capital	16,444,771	13,727,918
Accumulated deficit	(11,141,965)	(10,764,041)
Total Stockholders’ Equity	5,430,673	3,068,086
Total Liabilities and Stockholders’ Equity	$6,906,991	$4,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Revenues	$318,007	$188,623	$500,060	$417,341

Operating costs and expenses:
Lease operating expenses	116,142	58,738	163,483	117,877
General and administrative expenses	170,522	171,112	524,692	542,466
Depletion and accretion on discounted liabilities	105,704	84,143	189,655	182,587
Total operating costs and expenses	392,368	313,993	877,830	842,930

Loss from Operations	(74,361)	(125,370)	(377,770)	(425,589)

Other expense:
Interest expense, net	(77)	(546)	(154)	(1,102)
Total other expense	(77)	(546)	(154)	(1,102)

Net Loss	$(74,438)	$(125,916)	$(377,924)	$(426,691)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding during the period - basic and diluted	11,341,729	9,271,542	10,750,821	9,239,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$—	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	—	—	140,642	1,406	—	298,161	—	299,567
Cash received for stock subscriptions payable	—	—	—	—	10,000	—	—	10,000
Preferred stock issued for accrued officer compensation	50,000	500	—	—	—	1,064,500	—	1,065,000
Net (loss) for the three months ending March 31, 2023	—	—	—	—	—	—	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776
Common stock issued for services	—	—	49,217	492	—	100,129	—	100,621
Net (loss) for the three months ending June 30, 2023	—	—	—	—	—	—	(125,916)	(125,916)
Balance, June 30, 2023	105,000	$1,050	9,304,305	$93,042	$10,000	$13,712,219	$(9,560,830)	$4,255,481

Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net (loss) for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600
Common stock issued for acquisitions	—	—	1,320,755	13,208	—	2,628,303	—	2,641,511
Net (loss) for the three months ending June 30, 2024	—	—	—	—	—	—	(74,438)	(74,438)
Balance, June 30, 2024	—	$—	11,786,657	$117,867	$10,000	$16,444,771	$(11,141,965)	$5,430,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2024	2023
Cash flows from operating activities:
Net loss	$(377,924)	$(426,691)
Adjustments to reconcile Net loss to net cash provided by operations:
Depletion expense	184,079	176,148
Accretion of asset retirement obligation	5,576	6,438
Common stock issued for services and salaries	99,000	400,188
Changes in operating assets and liabilities:
Accounts receivable	5,852	(128,439)
Prepaid expense	(9,750)	—
Accounts payable and accrued liabilities	139,141	56,418
Net cash provided by operating activities	45,974	84,062

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loans payable – related party	—	(10,000)
Payments of loan payable - SBA PPP loan	(4,977)	(4,930)
Proceeds from the issuance of common stock	—	10,000
Net cash provided by (used in) financing activities	(4,977)	(4,930)

Net increase (decrease) in cash	40,997	79,132
Cash at beginning of period	75,908	37,750
Cash at end of period	$116,905	$116,882

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$147	$197
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$—	$1,065,000
Common shares issued for acquisitions	$2,641,511	$—
Common shares issued upon conversion of Series A Preferred shares	$2,100,000	$—
ARO assumed from acquisitions	$19,221	$—
Change in estimate of ARO asset and related liability	$14,727	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017. The Company is based in Shreveport, Louisiana, with a wholly owned subsidiary, Barrister Energy LLC (‘Barrister Energy’), registered in Mississippi and based in Laurel, Mississippi.

Nature of Operations

The Company is a growing U.S. energy company, engaged in the acquisition and development of lower risk onshore oil and gas producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class E&P companies operating in the area. The Company outsources all operations through Barrister Energy LLC, our operating subsidiary.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by the Company have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

During the year ended December 31, 2023, the Company recorded impairments of $875,400 on oil and gas properties. There were no impairments recorded during the six months ended June 30, 2024 and 2023.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2024 and 2023.

Fair Values of Financial Instruments

The Company had no financial instruments for the six months ended June 30, 2024, or for the year ended December 31, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024, and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and six months ended June 30, 2024, and 2023:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Crude oil revenues	$318,007	$186,209	$499,233	$412,024
Gas revenues	—	2,414	827	5,317
Total revenues	$318,007	$188,623	$500,060	$417,341

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three and six months ended June 30, 2024 and 2023. At both June 30, 2024, and December 31, 2023, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of June 30, 2024, or as of December 31, 2023.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2024 and December 31, 2023, the Company had 0 and 1,050,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2024, and December 31, 2023, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – Substantially all of the Company’s outstanding accounts receivable was with one party, Taxodium Energy, LLC.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

On May 31, 2024, the Company issued 1,320,755 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Shares”), to Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), in consideration for the sale and assignment of various mineral and oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Shares to all members of Liberty on the pro rata basis of their ownership interest in Liberty. This acquisition was effective as of May 1, 2024. The Company has not finalized its accounting for the acquisition and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The Company did not execute any acquisitions during the six months ended June 30, 2023. At June 30, 2024, the Company had leased oil and gas properties assets valued at $6,580,882.

Balance, December 31, 2023	$4,089,503
Additions to proved reserves	962,618
Additions to unproved reserves	1,698,113
Revisions of prior year ARO estimates	14,727
Depletion expense	(184,079)
Balance, June 30, 2024	$6,580,882

We recorded depletion expense of $184,079 and $176,148 for the six months ended June 30, 2024 and 2023, respectively.

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

Balance, December 31, 2023	$105,118
Revisions of prior year estimates	14,727
Liabilities incurred	19,221
Accretion expense	5,576
Balance, June 30, 2024	$144,642

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2024	December 31, 2023
SBA PPP Loan	$26,101	$31,078
Notes payable – related party	103,001	103,001
Total notes payable	129,102	134,079
Less: current portion	(113,037)	(112,985)
Notes payable net of current portion	$16,065	$21,094

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

Related Party

The Company has issued several unsecured promissory notes to a related party, the CFO of the Company. The related party notes bear interest at 2% per annum. Principal and accrued interest on all notes mature on December 31, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ending June 30, 2024 and the year ending 2023, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock (the “Series A Stock”) to Jeffrey J. Guzy, the Company’s former CEO, and 25,000 shares of Series A Stock to Wm. Barrett Wellman, the Company’s former CFO. Each share of Series A Stock is convertible at the option of the holder to ten (10) shares of common stock. The total fair value of $1,065,000 ($21.30 per share) was recorded as part of accrued salaries and payroll taxes for the year ended December 31, 2022 as service was provided in the year. The accrual was reversed upon issuance of the shares in January 2023. The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

On February 14, 2023, the Company entered into a new employment agreement with Mr. Guzy (the “Guzy 2023 Employment Agreement”), pursuant to which Mr. Guzy continued serving the Company as Chief Executive Officer, President and Chairman of the Company. That employment agreement was terminated on January 10, 2024, upon resignation of Mr. Guzy from these positions. On the same date, the Company entered into a new employment agreement with Mr. Guzy in connection with his appointment as Chief Financial Officer.

On March 14, 2023, Mr. Wellman’s Employment Agreement has been extended to a termination date of August 16, 2024. The employment agreement was terminated on January 10, 2024, upon resignation of Mr. Wellman as Chief Financial Officer.

Effective as of January 10, 2024, the board of directors of the Company (the “Board”) increased the size of the Board from two to three directors and appointed William R. Downs to the Board.

On January 10, 2024, Jeffrey J. Guzy resigned from serving as Chief Executive Officer, President and Chairman of the Board. Immediately upon Mr. Guzy’s resignation from these offices, Mr. Downs was appointed as Chief Executive Officer, President and Chairman of the Board. Also on January 10, 2024, Wm. Barrett Wellman resigned as Chief Financial officer and Secretary of the Company. Effective immediately upon Mr. Wellman’s resignation, the Board appointed Mr. Guzy as the Company’s Chief Financial officer and Secretary.

On January 10, 2024, the Company issued 100,000 common shares at $0.99 per share to William R. Downs in connection with his appointment as the Company’s new Chief Executive Officer. The issuance of 100,000 shares was recognized at the share price on the date of the employment agreement.

On January 26, 2024, Mr. Guzy and Mr. Wellman, being the holders of all of the Company’s Series A Stock converted all 105,000 shares issued and outstanding into common shares at a conversion rate of one to ten. The conversion occurred at the rate specified in the initial issuance agreement and therefore no gain or loss was recognized on the conversion. In connection with the exercise of the conversion option, the Company issued 575,000 and 475,000 common shares to Jeffrey J. Guzy and Wm. Barrett Wellman, respectively.

Refer to Note 7 – Notes Payable for further discussion on related party notes payable.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of June 30, 2024, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A Stock at a par value of $0.01.

Preferred Stock

The holders of Preferred Stock are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each share of Series A Stock is convertible into ten common shares.

The company classified the Series A Stock as permanent equity as the terms do not provide for an obligation to buy back the shares in exchange for cash or other assets of the Company. The shares are not considered debt under ASC 480 “Distinguishing Liabilities from Equity” as the shares do not represent an obligation that must or may be settled with a variable number of shares. No other redemption features exist within the terms of the instrument.

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

Refer to Note 5 for details on common share issuances for acquired interests in oil and gas properties.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending June 30, 2024, and June 30, 2023, the Company did not receive any capital contributions in excess of the $10,000 received for stock subscriptions payable.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at June 30, 2024, and December 31, 2023. The Company had a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. On June 22, 2024, the rental agreement was terminated and the Company entered into a quarter-to-quarter rental agreement for an office share in Shreveport, Louisiana, for $136 per quarter. Additionally, the Company has no known contingencies as of June 30, 2024, and December 31, 2023.

Purchase Commitments

The Company has no purchase obligations at June 30, 2024 and December 31, 2023.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview and Recent Transactions

CoJax is a growth-oriented independent exploration and production company based in Shreveport, Louisiana, and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused on the Gulf States Drill Region. The Company is currently engaged in oil and natural gas acquisition, exploration, development, and production in Mississippi and Alabama. We focus on developing our existing properties while continuing to pursue acquisitions of oil and gas properties with upside potential in the Gulf States Drill Region.

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

On May 31, 2024, the Company issued 1,320,755 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Shares”), to Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), in consideration for the sale and assignment of various mineral and oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Shares to all members of Liberty on the pro rata basis of their ownership interest in Liberty. This acquisition was effective as of May 1, 2024.

Executive Summary - First Quarter 2024 Developments and Highlights

Results of Operations – For the Three and Six Months Ended June 30, 2024, and 2023

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change	Change			Change	Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenues	$318,007	$188,623	$129,384	68.6%	$500,060	$417,341	$82,719	19.8%
Lease operating expenses	116,142	58,738	57,404	97.7%	163,483	117,877	45,606	38.7%
General & administrative expenses	170,522	171,112	(590)	(0.3%)	524,692	542,466	(17,774)	(3.3%)
Depletion and accretion on discounted liabilities	105,704	84,143	21,561	25.6%	189,655	182,587	7,068	3.9%
Loss from operations	(74,361)	(125,370)	51,009	(40.7%)	(377,770)	(425,589)	47,819	(11.2%)
Other expense, net	(77)	(546)	469	(85.9%)	(154)	(1,102)	948	(86.0%)
Net loss	$(74,438)	$(125,916)	$51,478	(40.9%)	(377,924)	(426,691)	48,767	(11.4%)

Revenues

Revenues were $318,007 and $500,060 for the three and six months ended June 30, 2024, compared to $188,623 and $417,341 for the three and six months ended June 30, 2023. The Company is an early-stage company, having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023. The increase in revenues from each period in 2023 to the same periods in 2024 was due to an increase in production and the acquisition of oil and gas properties.

Lease Operating Expenses

Lease operating expenses were $163,483 for the six months ended June 30, 2024, compared to $117,877 for the six months ended June 30, 2023, representing an increase of $45,606 or 38.7%. Lease operating expenses were $116,142 and $58,738 for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase in expense was primarily attributable to the increase in production, which is line with the change in revenue.

Loss from Operations

Total operating loss was $74,361 and $377,770 for the three and six months ended June 30, 2024, and $125,370 and $425,589 for the three and six months ended June 30, 2023. The decreased loss was primarily driven by the $129,384 and $82,719 increase in revenues during the three and six months ended June 30, 2024. The increase in revenue was partially offset by the increase in lease operating expenses and depletion and accretion expense over the same periods.

Other Expense, Net

Other expense, net was $154 for the six months ended June 30, 2024, as compared to $1,102 for the six months ended June 30, 2023; and was $77 for the three months ended June 30, 2024, as compared to $546 for the three months ended June 30, 2023. These changes were primarily driven by an increase in interest income.

Net Loss

As a result of the above factors, for the six months ended June 30, 2024, the Company had a net loss of $377,924, as compared to a net loss of $426,691 for the six months ended June 30, 2023. For the three months ended June 30, 2024, the Company had a net loss of $74,438, as compared to a net loss of $125,916 for the three months ended June 30, 2023.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six-month periods ended June 30, 2024, and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Oil volume (Bbls)	3,778	2,746	6,726	5,895
Natural gas volume (Mcf)	—	1,215	225	2,795
Total Production (Boe)	3,778	2,948	6,764	6,360

Average Sales Price:
Oil price (per Bbl)	$79.05	$71.24	$77.42	$72.22
Gas price (per Mcf)	—	2.09	4.16	2.29
Total per BOE	$79.05	$67.53	$77.18	$68.63

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $116,905 at June 30, 2024, compared to $75,908 at December 31, 2023. For the six months ended June 30, 2024, the Company had net cash provided by operating activities of $45,974, compared to $84,062 for the same period of 2023. The decrease in cash provided by operating activities was driven by the $301,188 decrease in the adjustment for the noncash issuance of common stock for services and salaries, offset by the $207,264 increase in adjustments for changes in the balances of accounts receivable, prepaid expenses, accounts payable, and accrued liabilities.

Net cash used in investing activities was $0 for the six months ended June 30, 2024, and June 30, 2023.

Net cash used in financing activities was $4,977 for the six months ended June 30, 2024, compared to net cash used in financing activities of $4,930 for the same period in 2023. The increase is attributable to payments of the PPP loan.

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

Transportation of Oil and Natural Gas

The Company is presently committed to using the services of the existing gatherers in its present areas of production. This gives such gatherers certain short-term relative monopolistic powers to set gathering and transportation costs. Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay a new pipeline and/or obtain new rights-of-way.

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas, and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large producers possess and employ financial, technical, and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas products, such that the Company views itself as having a price disadvantage compared to larger producers.

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

Compliance with these regulations may constitute a significant cost and effort for the Company. To date, no specific accounting for environmental compliance has been maintained or projected by the Company. The Company does not presently know of any environmental demands, claims, adverse actions, litigation, or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

During the period covered by this Quarterly Report, the Company did not have any securities not registered under the Securities Act that were not previously reported in a Current Report on Form 8-K filed by the Company.

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

* Filed herewith.

** These certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

Date: August 9, 2024	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer
(Principal Financial and Accounting Officer)