Form 10-Q
period 2024-09-30
CoJax Oil & Gas Corp
filed 2024-11-14
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

☐ Yes ⌧ No

As of November 14, 2024, the registrant had one class of common stock of which 13,998,639 shares were outstanding.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended September 30, 2024

STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash	$127,650	$75,908
Accounts receivable	170,200	205,306
Prepaid expenses	18,652	—
Total Current Assets	316,502	281,214
Properties and Equipment
Oil and natural gas properties at cost	11,713,115	4,509,679
Less: Accumulated depletion	(682,524)	(420,176)
Total Properties and Equipment, net	11,030,591	4,089,503
Total Assets	11,347,093	4,370,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	177,629	121,764
Workover expense payable	59,620	106,861
Accrued salaries and payroll taxes	1,023,999	834,809
Current portion of notes payable	10,062	9,984
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,374,311	1,176,419
Long-term Liabilities
Asset retirement obligations	254,365	105,118
Note payable, net of current portion	13,539	21,094
Total Long-term Liabilities	267,904	126,212
Total Liabilities	1,642,215	1,302,631
Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 105,000 Series A shares, $0.01 par value issued and outstanding, at September 30, 2024 and December 31, 2023 respectively.	—	1,050
Common stock, $0.01 par value, 300,000,000 current shares authorized, 13,998,639 and 9,315,902 shares issued and outstanding, at September 30, 2024 and December 31, 2023 respectively.	139,986	93,159
Subscription payable	10,000	10,000
Additional paid-in capital	20,846,615	13,727,918
Accumulated deficit	(11,291,723)	(10,764,041)
Total Stockholders’ Equity	9,704,878	3,068,086
Total Liabilities and Stockholders’ Equity	$11,347,093	$4,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Revenues	$250,619	$248,302	$750,678	$665,643

Operating costs and expenses:
Lease operating expenses	110,318	40,639	273,801	158,516
General and administrative expenses	205,508	94,874	730,054	637,341
Depletion and accretion on discounted liabilities	83,978	99,128	273,634	281,716
Total operating costs and expenses	399,804	234,641	1,277,489	1,077,573

Income (Loss) from Operations	(149,185)	13,661	(526,811)	(411,930)

Other expense:
Interest expense, net	(573)	(521)	(871)	(1,621)
Total other expense	(573)	(521)	(871)	(1,621)

Net Income (Loss)	$(149,758)	$13,140	$(527,682)	$(413,551)

Net loss per common share – basic and diluted	$(0.01)	$0.00	$(0.04)	$(0.04)
Weighted average number of common shares outstanding during the period - basic	13,979,596	9,316,559	11,834,935	9,265,428
Weighted average number of common shares outstanding during the period - diluted	13,979,596	10,366,559	11,834,935	9,265,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$—	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	—	—	140,642	1,406	—	298,161	—	299,567
Cash received for stock subscriptions payable	—	—	—	—	10,000	—	—	10,000
Preferred stock issued for accrued officer compensation	50,000	500	—	—	—	1,064,500	—	1,065,000
Net (loss) for the three months ending March 31, 2023	—	—	—	—	—	—	(300,775)	(300,775)
Balance, March 31, 2023	105,000	$1,050	9,255,088	$92,550	$10,000	$13,612,090	$(9,434,914)	$4,280,776
Common stock issued for services	—	—	49,217	492	—	97,285	—	97,777
Net (loss) for the three months ending June 30, 2023	—	—	—	—	—	—	(125,916)	(125,916)
Balance, June 30, 2023	105,000	$1,050	9,304,305	$93,042	$10,000	$13,709,375	$(9,560,830)	$4,252,637
Common stock issued for services	—	—	11,597	117	—	18,543	—	18,660
Net Income (loss) for the three months ending September 30, 2023	—	—	—	—	—	—	13,140	13,140
Balance, September 30, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(9,547,690)	$4,284,437

Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net (loss) for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600
Common stock issued for acquisitions	—	—	1,320,755	13,208	—	2,628,302	—	2,641,510
Net (loss) for the three months ending June 30, 2024	—	—	—	—	—	—	(74,438)	(74,438)
Balance, June 30, 2024	—	$—	11,786,657	$117,867	$10,000	$16,444,771	$(11,141,965)	$5,430,673
Common stock issued for acquisitions	—	—	2,211,982	22,119	—	4,401,844	—	4,423,963
Net (loss) for the three months ending September 30, 2024	—	—	—	—	—	—	(149,758)	(149,758)
Balance, September 30, 2024	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(11,291,723)	$9,704,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2024	2023
Cash flows from operating activities:
Net loss	$(527,682)	$(413,551)
Adjustments to reconcile net loss to net cash used in operations:
Depletion expense	262,348	272,058
Accretion of asset retirement obligation	11,286	9,658
Common stock issued for services and salaries	99,000	411,670
Changes in operating assets and liabilities:
Accounts receivable	35,106	(351,219)
Prepaid expense	(18,652)	(25,000)
Accounts payable and accrued liabilities	197,813	88,486
Net cash provided by (used in) operating activities	59,219	(7,898)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loans payable – related party	—	(10,000)
Payments of loan payable - SBA PPP loan	(7,477)	(7,404)
Proceeds from the issuance of common stock	—	10,000
Net cash used in financing activities	(7,477)	(7,404)

Net increase (decrease) in cash	51,742	(15,302)
Cash at beginning of period	75,908	37,750
Cash at end of period	$127,650	$22,448

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$211	$287
Supplemental disclosure of non-cash investing and financing activities:
Preferred shares issued for accrued compensation	$—	$1,065,000
Common shares issued for acquisitions	$7,065,473	$—
Common shares issued upon conversion of Series A Preferred shares	$2,100,000	$—
ARO assumed from acquisitions	$123,234	$—
Change in estimate of ARO asset and related liability	$14,727	$—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by the Company have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no significant impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities, shareholders’ equity, or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

During the year ended December 31, 2023, the Company recorded impairments of $875,400 on oil and gas properties. There were no impairments recorded during the nine months ended September 30, 2024 and 2023.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2024 and 2023.

Fair Values of Financial Instruments

The Company had no financial instruments for the nine months ended September 30, 2024, or for the year ended December 31, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024, and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2024, and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

Crude oil revenues	$250,619	$245,927	$749,851	$657,951
Gas revenues	—	2,375	827	7,692
Total revenues	$250,619	$248,302	$750,678	$665,643

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three and nine months ended September 30, 2024 and 2023. At both September 30, 2024, and December 31, 2023, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of September 30, 2024, or as of December 31, 2023.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2024 and December 31, 2023, the Company had 0 and 1,050,000 potentially dilutive common shares outstanding, respectively

Asset Retirement Obligations

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2024, and December 31, 2023, the Company had no exposure in excess of insurance.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

On August 29, 2024, the Company issued 2,211,982 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Pine Grove Shares”), to Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), in consideration for the sale and assignment of various mineral and oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Pine Grove Shares to all members of Liberty on the pro rata basis of their ownership interest in Liberty. This acquisition was effective as of July 1, 2024. The Company has not finalized its accounting for the acquisition and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

On May 31, 2024, the Company issued 1,320,755 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Liberty Shares”), to Liberty in consideration for the sale and assignment of various mineral and oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Liberty Shares to all members of Liberty on the pro rata basis of their ownership interest in Liberty. This acquisition was effective as of May 1, 2024.

The Company did not execute any acquisitions during the nine months ended September 30, 2023. At September 30, 2024, the Company had leased oil and gas properties assets valued at $11,030,591.

Balance, December 31, 2023	$4,089,503
Additions to proved reserves	5,490,596
Additions to unproved reserves	1,698,113
Revisions of prior year ARO estimates	14,727
Depletion expense	(262,348)
Balance, September 30, 2024	$11,030,591

We recorded depletion expense of $262,348 and $272,057 for the nine months ended September 30, 2024 and 2023, respectively.

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

Balance, December 31, 2023	$105,118
Revisions of prior year estimates	14,727
Liabilities incurred	123,234
Accretion expense	11,286
Balance, September 30, 2024	$254,365

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2024	December 31, 2023
SBA PPP Loan	$23,601	$31,078
Notes payable – related party	103,001	103,001
Total notes payable	126,602	134,079
Less: current portion	(113,063)	(112,985)
Notes payable net of current portion	$13,539	$21,094

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ending September 30, 2024 and the year ending 2023, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

On August 20, 2024, the Company issued 475,000 shares of common stock to Mr. Guzy, reflecting Mr. Guzy’s purchase of 475,000 shares of common stock from Mr. Wellman in a negotiated transaction.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of September 30, 2024, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A Stock at a par value of $0.01. No shares of Preferred Stock are outstanding.

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

As of September 30, 2024, there has been no additional common share activity outside of the items disclosed in Notes 5 and 8 for issuances to the Company’s officers and issuances for acquired interests in oil and gas properties, respectively.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

Capital Contributions

During the periods ending September 30, 2024, and September 30, 2023, the Company did not receive any capital contributions in excess of the $10,000 received for stock subscriptions payable.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Operating Lease Commitments

The Company has no lease obligations at September 30, 2024, and December 31, 2023. The Company had a month-to-month rental agreement for an office share in Arlington, Virginia beginning on April 1, 2018, for $50 per month. On June 22, 2024, the rental agreement was terminated and the Company entered into a quarter-to-quarter rental agreement for an office share in Shreveport, Louisiana, for $136 per quarter. Additionally, the Company has no known contingencies as of September 30, 2024, and December 31, 2023.

Purchase Commitments

The Company has no purchase obligations at September 30, 2024 and December 31, 2023.

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

On August 29, 2024, the Company acquired various mineral and oil and gas interests in and to certain properties located in Mississippi from Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), which Liberty assigned to Barrister Energy, LLC, a wholly-owned subsidiary of the Company, in consideration of 2,211,982 shares of common stock, valued at $2.00 per share. This acquisition was effective as of July 1, 2024.

On May 31, 2024, the Company acquired various mineral and oil and gas interests in and to certain properties located in Mississippi from Liberty, in consideration for 1,320,755 shares of the Company’s common stock, valued at $2.00 per share. This acquisition was effective as of May 1, 2024.

Executive Summary - Third Quarter 2024 Developments and Highlights

Results  of Operations – For the Three and Nine Months Ended September 30, 2024, and 2023

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change	Change			Change	Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenues	$250,619	$248,302	$2,317	0.9%	$750,678	$665,643	$85,035	12.8%
Lease operating expenses	110,318	40,639	69,679	171.5%	273,801	158,516	115,285	72.7%
General & administrative expenses	205,508	94,874	110,634	116.6%	730,054	637,341	92,713	14.5%
Depletion and accretion on discounted liabilities	83,978	99,128	(15,150)	(15.3%)	273,634	281,716	(8,082)	(2.9%)
Income (Loss) from operations	(149,185)	13,661	(162,846)	*	(526,811)	(411,930)	(114,881)	27.9%
Other expense, net	(573)	(521)	(52)	10.0%	(871)	(1,621)	750	(46.3%)
Net loss	$(149,758)	$13,140	$(162,898)	*	(527,682)	(413,551)	(114,131)	27.6%

* In excess of 1,000%

Revenues

Revenues were $250,619 and $750,678 for the three and nine months ended September 30, 2024, compared to $248,302 and $665,643 for the three and nine months ended September 30, 2023. The Company is an early-stage company, having just begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights, and therefore has just begun producing significant revenue in 2023. The increase in revenues from each period in 2023 to the same periods in 2024 was due to an increase in production and the acquisition of oil and gas properties.

Lease Operating Expenses

Lease operating expenses were $273,801 for the nine months ended September 30, 2024, compared to $158,516 for the nine months ended September 30, 2023, representing an increase of $115,285 or 72.7%. Lease operating expenses were $110,318 and $40,639 for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase in expense was primarily attributable to the increase in production, which is line with the change in revenue.

Loss from Operations

Total operating loss was $149,185 and $526,811 for the three and nine months ended September 30, 2024, and operating profit of $13,661 and loss of $411,930 for the three and nine months ended September 30, 2023. The increased loss was primarily driven by the $180,313 and $207,998 increase in total lease operating and general and administrative expenses during the three and nine months ended September 30, 2024. The increase in expenses was partially offset by the increase in revenue over the same periods.

Other Expense, Net

Other expense, net was $871 for the nine months ended September 30, 2024, as compared to $1,621 for the nine months ended September 30, 2023; and was $573 for the three months ended September 30, 2024, as compared to $521 for the three months ended September 30, 2023. These changes were primarily driven by an increase in interest income.

Net Loss

As a result of the above factors, for the nine months ended September 30, 2024, the Company had a net loss of $527,682, as compared to a net loss of $413,551 for the nine months ended September 30, 2023. For the three months ended September 30, 2024, the Company had a net loss of $149,758, as compared to a net profit of $13,140 for the three months ended September 30, 2023.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine-month periods ended September 30, 2024, and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Oil volume (Bbls)	3,523	3,204	10,249	9,099
Natural gas volume (Mcf)	—	1,067	225	3,862
Total Production (Boe)	3,523	3,382	10,287	9,743

Average Sales Price:
Oil price (per Bbl)	$70.56	$77.77	$92.92	$74.20
Gas price (per Mcf)	—	2.73	4.16	2.41
Total per BOE	$70.56	$75.07	$92.67	$70.90

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $127,650 at September 30, 2024, compared to $75,908 at December 31, 2023. For the nine months ended September 30, 2024, the Company had net cash provided by operating activities of $59,219, compared to net cash used of $7,898 for the same period of 2023. The increase in cash provided by operating activities was driven by the $501,998 increase in adjustments for changes in the balances of accounts receivable, prepaid expense, accounts payable, and accrued liabilities, offset by the $312,670 decrease in the adjustment for the noncash issuance of common stock for services and salaries.

Net cash used in investing activities was $0 for the nine months ended September 30, 2024, and September 30, 2023.

Net cash used in financing activities was $7,477 for the nine months ended September 30, 2024, compared to net cash used in financing activities of $7,404 for the same period in 2023. The increase is attributable to payments of the PPP loan.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2024, the Company issued 475,000 shares of common stock to Jeffrey. J. Guzy, the Company’s Chief Financial Officer and a director, reflecting Mr. Guzy’s purchase of 475,000 shares of common stock from Wm. Barrett Wellman, the former Chief Financial Officer, in a negotiated transaction.

The above issuance did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

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

CoJax Oil and Gas Corporation

Date: November 14, 2024	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer
(Principal Financial and Accounting Officer)