Form 10-K
period 2024-12-31
CoJax Oil & Gas Corp
filed 2025-03-31
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Fiscal Year Ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 333-232845

COJAX OIL and GAS CORPORATION

 (Exact name of Registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4830 Line Ave., #152 Shreveport, Louisiana	71106
(Address of Principal Executive Offices)	(Zip Code)

(703) 479-8538

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

On March 31, 2025, there were 14,003,639 outstanding shares of common stock of the Company .

DOCUMENTS INCORPORATED BY REFERENCE

None.

CoJax Oil and Gas Corporation

 Form 10-K

 For the Fiscal Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause changes in our actual results and reflect the current view about future events and are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Such statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “will,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained or incorporated by reference in this Annual Report speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates, and expectations. Forward-looking statements contained or incorporated by reference herein include or may include, but are not limited to, statements about:

●	our business strategy;
●	our plans, objectives, expectations, and intentions;
●	our future operating results and future operating results of Barrister as a wholly-owned subsidiary of CoJax;
●	the competitive nature of the industry in which we will conduct our business;
●	crude oil and natural gas commodity prices;
●	demand for oil;
●	the impact of adverse weather conditions and unexpected events like the COVID-19 pandemic and other pandemics or epidemics;
●	the effects of government regulation and changes in that regulation;
●	legal proceedings, liability claims, and effect of external investigations;
●	the effect of a loss of, or the financial distress of, one or more key customers of our future, proposed oil production;
●	our ability to obtain or renew customer or supply contracts;
●	the effect of a loss of, or interruption in operations of, one or more key vendors, suppliers or contractors;
●	our ability to maintain the right level of commitments under any future oil supply agreements;

●	the market price and availability of materials or equipment;
●	the impact of new technology on oil exploration and production and our ability to acquire and use that technology;
●	our ability to employ or engage as contractors a sufficient number of skilled and qualified workers and to retain key management;
●	our ability to obtain permits, approvals, and authorizations from governmental and third parties;
●	our ability to consummate planned acquisitions and future capital expenditures;
●	our ability to maintain effective information technology systems and guard against cyber-attacks or hacking;
●	our ability to maintain an effective system of internal controls over financial reporting;
●	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital to acquire and expand oil drilling and production and to fund overhead and our ability to service our debt obligations; and
●	the market volatility of our stock.

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

On May 31, 2024, the Company, through Barrister, its wholly-owned subsidiary, completed the acquisition of certain various mineral and oil and gas properties, lands and leases located in Mississippi and related assets from Liberty Operating Company, LLC (“Liberty”) pursuant to the Assignment and Bill of Sale, entered into and executed by Barrister and Liberty on May 31, 2024. The Acquisition has an effective date of May 1, 2024, for accounting purposes.

On August 29, 2024, the Company, through Barrister, its wholly-owned subsidiary, completed the acquisition of certain various mineral and oil and gas properties, lands and leases located in Mississippi and related assets from Liberty pursuant to the Assignment and Bill of Sale, entered into and executed by Barrister and Liberty on August 29, 2024. The Acquisition has an effective date of July 1, 2024, for accounting purposes.

Our Growth Strategy

The Company is seeking to acquire existing underexploited conventional oil and natural gas producing properties and rights in the Gulf States Drill Region. These properties typically contain upside potential through operational efficiencies and recompletions to behind pipe zones and infill drilling.  Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles. Our ability to implement our business plan is subject, in part, on our ability to timely raise adequate and affordable funding from investors or lenders for establishing acquisitions. Our first acquisition was Barrister, followed by the acquisition of NONOP Assets and Buckley Assets in the fourth quarter of 2022. In 2024, we acquired the non-operated interests of Liberty Operating Company, LLC in two separate fields located within Mississippi. Our efforts now involve raising sufficient working capital to perform planned well work on existing properties in order to increase gross production and cash flow.

The Company will continue to seek acquisitions that can be obtained in exchange for the Company’s stock or under an earn-out arrangement. Preference is given to existing producing properties or companies wishing to divest all their assets. The acquisition of a company that holds oil and leases rights has the perceived advantages of acquiring several oil leases and rights and existing drilling operations with in-place management in a single transaction.

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

Competitive Strengths

Use of Contractors

Our strategy is to develop our assets in a manner that generates sustainable cash flow and improves margins and operating efficiencies while improving our environmental, social and governance and safety performance. The Company relies on the extensive experience of William R. Downs, our Chief Executive Officer, who has more than 42 years of experience in the oil and gas industry. In addition, the Company utilizes experienced contractors, including former members of Barrister, who have significant oil and gas production experience in the Gulf States Drill Region. This approach is particularly valuable during the initial phases of implementing our business plan.  We believe this contractor model is the most efficient and cost-effective way to operate as a small independent oil and gas producer, enabling us to leverage expert drilling and production personnel without incurring the high overhead of full-time employees. Currently, we engage COP and Taxodium as our contractors to manage drilling storage and production operations for our oil rights.   These contractors bring extensive experience with operational and administrative expertise and provide the skilled personnel necessary to handle daily crude oil production.   With adequate funding, we plan to expand this teaming model to attract and retain experienced oil industry engineers and production specialists. Their role will be to identify acquisitions and drill sites and operate wells efficiently to achieve industry-leading production rates.

Seasonality

Our drill sites in the Gulf States Drill Region allow for year-round drilling. However, adverse weather conditions can affect drilling, completion, and field operations, as well as third-party midstream and downstream pipeline operations, thereby influencing overall production volumes. which can impact overall production volumes. Variations in seasonal weather patterns can either lessen or intensify these impacts, and extreme weather events may temporarily constrain our operations.

Title to Oil and Natural Gas Properties

In the oil and gas industry, it is customary to conduct only a preliminary review of title to undeveloped oil and natural gas leases at acquisition. More extensive title examinations are typically performed when we prepare to develop the leases or acquire producing properties. In future acquisitions, we will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. The properties we have acquired may be subject to certain imperfections in title, encumbrances, easements, servitudes or other restrictions, none of which, in management’s opinion, will materially restrict our operations.

Competition

The Company competes with many companies of all sizes in the Gulf States Drill Region and adjacent areas. Many of these competitors have extensive operational histories, seasoned management, established market share, and profitable operations. They also possess significant oil and gas fields or leases to exploit and the funding to explore new fields or acquire mature ones. There is also an established oil and gas production industry in northern Alaska and in North Dakota and western Canada. Many of our competitors not only explore for and produce oil and natural gas, but also have midstream and further downstream operations and market a variety of hydrocarbon products on a regional, national or worldwide basis. In addition, oil and natural gas compete with other forms of energy available to customers, primarily based on price. Oil and natural gas compete with alternative energy sources—such as wind, solar, coal, and fuel oils—primarily on price. Changes in energy availability, pricing, market conditions, and regulatory factors may affect demand.

The Company has a limited operating history of its business operation and lacks the financial, technical, and manpower resources, proven crude oil reserves, and distribution channels of its competitors.  The Company’s current production levels are modest enough that they do not attract significant attention from competitors, which allows it to operate as a small producer of oil and gas without competitive pressures.  If oil production increase significantly, we may face stiffer competition from other small independent oil producers. Any increase in competitive pressure would likely necessitate a dedicated, full-time marketing effort.

Company Oil Rights

Description of Oil Properties and Oil Production Operations. The Company’s current oil and gas assets primarily consist of non-operating interests. Nevertheless, production from these assets has significantly enhanced our operational capability.

As shown in the tables below, production has significantly improved following the asset acquisitions in the fourth quarter of 2022. However, the Company will not be able to increase production until sufficient financial resources are secured through debt and equity financing. Additionally, if production levels cannot be restored to previous benchmarks, the Company may need to write down some of these assets.

The Smackover Trend.  The Smackover trend is a belt of Late Jurassic carbonate, evaporite, and clastic rocks that rims the Gulf Coast of the United States. It spans from Texas to Arkansas and extends through Louisiana, Mississippi, Southwest Alabama, and the Florida panhandle.  Stratigraphic and geochemical data indicate that the oil and gas were generated from algae-rich lime mudstones.  The trend was named after the Smackover oil field, which was discovered in Union County, Arkansas, in 1937.

Current Barrister Energy Properties.   As of the date of this Annual Report, we have interests in 55 wells. In the fourth quarter of 2022, we acquired interest in 29 of those wells. In the second and third quarters of 2024, we acquired interest in 15 and 9 of those wells, respectively.

The table below summarizes production, average production prices, and average production costs by final product sold for the last three years. All production during the three years presented occurred in the United States.

	For the Year Ended December 31,
	2024	2023	2022
Net Production:

Oil (Bbl)	14,220	12,664	4,132

Natural Gas (Mcf)	225	4,940	4,106

Total (BOE)	14,257	13,488	4,816

Average Production Prices:

Oil (Bbl)	$71.38	$79.61	$88.85

Natural Gas (Mcf)	$4.54	$2.88	7.60

Average Production Costs

Production Costs (per BOE) (1)	$25.05	$18.43	$66.67

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

(1)	The production cost (per BOE) for the year ended December 31, 2022 was updated to reflect certain lease operating expenses not previously included in the calculation.

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2024				Year-End 2023				Year-End 2022
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	55	28	—	—	30	6	—	—	32	7	—	—
Total Consolidated Subsidiaries	55	28	—	—	30	6	—	—	32	7	—	—
Total gross and net productive wells	55	28	—	—	30	6	—	—	32	7	—	—

Gross and Net Developed Acreage

	Year-End 2024		Year-End 2023		Year-End 2022
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	8,004	3,437	5,208	782	6,208	901
Total Consolidated Subsidiaries	8,004	3,473	5,208	782	6,208	901

Total gross and net developed acreage	8,004	3,437	5,208	782	6,208	901

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Gross and Net Undeveloped Acreage

	Year-End 2024		Year-End 2023		Year-End 2022
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	3,244	612	2,600	26	2,600	26
Total Consolidated Subsidiaries	3,244	612	2,600	26	2,600	26

Total gross and net undeveloped acreage	3,244	612	2,600	26	2,600	26

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Our investment in developed and undeveloped acreage comprises numerous leases. The List of Leases is included as Exhibit 99.1 to this Annual Report. The terms and conditions under which the Company maintains exploration and production rights to the acreage are property-specific, contractually defined, and vary significantly by property. Work programs are designed to ensure that the exploration potential of any property is thoroughly evaluated before expiration. In some instances, we may elect to relinquish acreage in advance of the contractual expiration date if the evaluation process is complete and there is not a business justification for an extension. In cases where additional time may be required to evaluate acreage fully, the Company has generally been successful in obtaining extensions. The scheduled expiration of leases and concessions for undeveloped acreage over the next three years is not expected to have a material adverse effect on the Company.

Government Regulation

Oil and natural gas operations such as ours are subject to various types of legislation, regulation, and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry are under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will be required to comply.

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

Currently, all our properties and operations are in Alabama and Mississippi, which have regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Alabama and Mississippi impose a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within their jurisdictions. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Principal Executive Offices

Our principal executive office is located at 4830 Line Avenue, Suite 152, Shreveport, Louisiana, 71106, and our telephone number is (703) 479-8538.  We rent our principal executive offices under a month-to-month lease for a monthly rental of $26. The Company website is www.cojaxoilandgas.com.

Employees

We currently have two full-time employees: William Downs, our Chief Executive Officer, and Jeffrey J. Guzy, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, and each officer, in his sole discretion, determines the extent of the time commitment.

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

These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the three years ended December 31, 2024, NYMEX WTI prices ranged from a high of $123.64 per barrel on March 8, 2022, to a low of $65.75 per barrel on September 10, 2024, and NYMEX Henry Hub prices ranged from a high of $9.51 per MMBtu on August 17, 2022, to a low of $1.21 per MMBtu on November 11, 2024. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices. Specifically, prices of oil, and NGLs may adversely affect our revenues, cash flows, earnings and returns; our ability to attract capital to finance our operations and the cost of the capital; the profit or loss we incur in exploring for and developing our reserves; and the value of our oil and natural gas properties.

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

Prior to the Barrister Acquisition in November 2020, we had not generated any revenue. Although we acquired Barrister’s business pursuant to the Barrister Acquisition, these production operations are minimal and commenced less than three years ago. In addition, the history of obtaining oil rights by Barrister was minimal in terms of production and does not reveal the potential oil production and profitability of the Company Oil Rights. Subsequently, in the fourth quarter of 2022, we acquired additional oil rights and interests by purchasing NONOP Assets and Buckley Assets. In the third and fourth quarters of 2024, respectively, we acquired the non-operated interests of Liberty Operating Company, LLC in the Liberty and Pine Grove Fields of Mississippi. Now we need to obtain sufficient funds to develop reserves related to these properties. However, the lack of a more extensive operating history may discourage lenders or funding sources from providing working capital to the Company.   There is no assurance that the oil rights acquired by the Company to date will produce oil or natural gas on a profitable basis.  Investors should carefully consider the lack of operating history of the Company and the lack of any significant oil production from the Company Oil Rights prior to making an investment decision to invest in the Company. If the Company is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves will be adversely affected. If production or drilling operations are curtailed, then the Company may be unable to continue to hold leases and drilling rights that are scheduled to expire, which may further reduce oil reserves, which will materially and adversely affect future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

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

The Company does not have key-man insurance or the available cash to easily employ or engage experienced, full-time outside senior management personnel. The loss of key personnel, including our Chief Executive Officer and operational personnel of COP and our other operators that manage the Company’s oil drilling and production could undermine the Company’s ability to manage operations and implement the Company’s business plan.

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

In October 2021, our Common Stock became eligible for quotations on OTC Markets. Between October 2021 and July 2023, our stock was quoted on the OTC Pink marketplace, which publishes brokerage quotations; however, because we were delinquent with our reporting obligations and did not file our 2022 annual report and 2023 quarterly reports timely, our stock was downgraded to Expert Market marketplace until we filed all required reports. While our common stock is currently trading again on the OTC Pink Marketplace, because our stock was downgraded to Expert Market, our stock is not eligible for proprietary broker-dealer quotations, and all quotes of our common stock reflect unsolicited customer orders. These unsolicited-only stocks have a higher risk of wider spread, increased volatility, and price dislocations. To be eligible for public brokerage quotations and to provide continuous market making, a market maker needs to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA. Even if our stock becomes eligible for proprietary quotations, the trading on the OTC Pink marketplace is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

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

If we raise additional capital by issuing equity securities by acquisition or by equity financing, our existing shareholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our shareholders. Furthermore, if we offer to sell our shares of common stock in subsequent offerings for a purchase price that is less than the purchase price of shares of common stock we offered to our shareholders in the past, it may impact the value of equity securities of the shareholders that purchased it in the past. In addition, the issuance of such additional shares may impact the ability of any investor to sell their shares once such shares are eligible for sale.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Recognizing the critical importance of robust cybersecurity measures, the Company is committed to developing, implementing and maintaining measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team actively evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. To date, our operations or financial standing have not been materially impaired by any cybersecurity challenges. Looking ahead, the Company will mandate comprehensive cybersecurity training for both the Board and employees, covering key areas such as physical security of assets, data privacy and other information security policies and procedures.

ITEM 2. PROPERTIES

See “Business” for descriptions of our properties. We rent our principal executive offices at 4830 Line Avenue, Suite 152, Shreveport, Louisiana, 71106, under a month-to-month lease and for a monthly rental of $26.  This office space is deemed adequate for the current needs of our executive management and corporate headquarters.  We have no other offices. We believe that this property is sufficient for our current and proposed business.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any pending legal proceedings, nor is any of its property subject to litigation. Furthermore, no director, officer or affiliate and no owner, whether of record or beneficially holding more than 5% of any class of our voting securities, or any other security holder, is involved in any legal action adverse to the Company or that presents a material adverse interest.

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

As of March 31, 2025, there were 67 stockholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company adopted the 2018 Equity Incentive Plan on December 31, 2018.  No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2024.

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

Risks and Uncertainties

Oil and natural gas prices have and may continue to be volatile. Recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in the first quarter of 2023 from their earlier highs in 2022. Although supply has increased throughout the last three years, there is still an element of volatility and uncertainty that we expect to continue at least for the near-term and possibly longer, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	For the Year Ended December 31,
			Change	Change
	2024	2023	Amount	%
Revenues	$971,686	$927,983	$43,703	4.7%
Lease operating expenses	355,644	248,642	107,002	43.0%
General & administrative expenses	919,994	1,038,473	(118,479)	(11.4%	)
Depletion and accretion on discounted liabilities	382,061	393,430	(11,369)	(2.9%	)
Impairment expense	922,932	875,400	47,532	5.4%
Loss from operations	(1,608,945)	(1,627,962)	19,017	(1.2%	)
Other expense, net	(901)	(1,940)	1,039	(53.6%	)
Net loss	$(1,609,846)	$(1,629,902)	$20,056	(1.2%	)

Revenues

Revenues were $971,686 for the year ended December 31, 2024, and $927,983 for the year ended December 31, 2023. The Company is an early-stage company and began producing significant revenue in 2023. The increase in revenue of $43,703 is attributable to the acquisition of additional mineral and oil and gas interests during 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. General and administrative expenses were $919,994 for the year ended December 31, 2024, compared to $1,038,473 in the same period in 2023, representing a decrease of 11.4% or $118,479. The decrease was primarily driven by a decrease in management fees.

Lease Operating Expenses

Lease operating expenses were $355,644 for the year ended December 31, 2024, compared to $248,642 in the same period in 2023. The increase in lease operating expenses of 43.0% or $107,002 was primarily driven by the 2024 acquisition of additional mineral and oil and gas interests and the operation of those interests.

Loss from Operations

Total operating loss was $1,608,945 for the year ended December 31, 2024, and $1,627,962 for the year ended December 31, 2023. The change in loss was primarily driven by the decrease in general and administrative expenses, offset by the increase in lease operating expenses.

Other Expense, Net

Other expense, net was ($901) for the year ended December 31, 2024, compared to ($1,940) for the same period in 2023. The change in other expense, net, was attributable to an increase in interest income.

Net Loss

As a result of the above factors, there was a net loss of $1,609,846 for the year ended December 31, 2024, compared to a net loss of $1,629,902 in the same period of 2023.

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash and cash equivalents of $46,738 at December 31, 2024. The Company has incurred net operating losses and operating cash flow deficits since inception, continuing through the years ended December 31, 2024, and December 31, 2023. Since inception, the primary sources of financing have been a combination of loans or contributions of Jeffrey J. Guzy, an officer and director of the Company, and $53,000 raised in the public offering.  This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. The Company has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain additional financing.

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

Working Capital (Deficit)

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2024, and December 31, 2023:

	As of	As of
	December 31, 2024	December 31, 2023
Current assets	$215,030	$281,214
Current liabilities	1,326,177	1,176,419
Working capital deficit	$(1,111,147)	$(895,205)

Cash Flows

Changes in the net cash provided by and (used in) operating, investing, and financing activities for the years ended December 31, 2024, and December 31, 2023, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net cash provided by/(used in) operating activities	$(19,187)	$48,046
Net cash provided by investing activities	—	—
Net cash used in financing activities	(9,983)	(9,888)
Cash at beginning of period	75,908	37,750
Net increase (decrease) in cash	$(29,170)	$38,158

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in accounts receivables balances, prepaid expenses, accounts payables, and accrued expenses. For the period ended December 31, 2024, net cash used in operating activities was $19,187 compared to net cash provided by operating activities of $48,046 for the period ended December 31, 2023. The net decrease was primarily attributable to a net $317,004 decrease in the non-cash adjustment for common stock issued for services and salaries. This change was offset by the net increase in accounts receivable during the period ended December 31, 2024.

Net cash used in investing activities was $0 for both the periods ended December 31, 2024, and December 31, 2023.

Total net cash used in financing activities was $9,983 for the period ended December 31, 2024. Net cash used in financing activities was $9,888 for the periods ended December 31, 2023. The net decrease was due to the decrease in payments made of the SBA PPP loan.

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

Our estimates of reserves and future cash flow as of December 31, 2024, and 2023 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2024, and 2023, respectively, in accordance with SEC guidelines.  As of December 31, 2024, our reserves are based on an SEC average price of $73.68 per Bbl of WTI oil posted and $2.013 per MCF natural gas. As of December 31, 2023, our reserves are based on an SEC average price of $75.81 per Bbl of WTI oil posted and $0 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for the life of reserves in accordance with SEC guidelines.

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

Recent Issued Accounting Pronouncements

See Note 4 in the notes to our consolidated financial statements for further discussion regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS	PAGE

Reports of Independent Registered Public Accounting Firms	F 42

Financial Statements:

Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023	F 43

Consolidated Statements of Operations for the years ended December 31, 2024, and December 31, 2023	F 44

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, and 2023	F 45

Consolidated Statements of Cash Flows for the years ended December 31, 2024, and December 31, 2023	F 46

Notes to Consolidated Financial Statements	F 47 – F 62

F 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CoJax Oil and Gas Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CoJax Oil and Gas Corporation (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Oil and gas properties

As described in Notes 3 and 5 to the consolidated financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting which requires management to estimate reserve volumes and future net revenues to assess if there are indications the carrying value of certain properties exceed the fair value and if so, determine the fair value of its oil and gas properties. To estimate the volume of reserves and future net revenues, management makes significant estimates and assumptions, and rely on third party experts. In addition, the estimation of reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with reserves to determine if wells are expected, with reasonable certainty, to be economical under the pricing assumptions required in the impairment evaluation and measurements. We identified the evaluation of oil and gas properties as a critical audit matter.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 31, 2025

F 42

CoJax Oil and Gas Corporation

 Consolidated Balance Sheets

	As of	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$46,738	$75,908
Accounts receivable	147,082	205,306
Prepaid expenses	21,210	—
Total current assets	215,030	281,214
Property and Equipment:
Oil and gas properties at cost	11,065,307	4,509,679
Less: Accumulated depletion	(766,901)	(420,176)
Total property and equipment - net	10,298,406	4,089,503

Total assets	$10,513,436	$4,370,717

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,473	$121,764
Workover expense payable	40,334	106,861
Accrued salaries and payroll taxes	1,059,281	834,809
Current portion of notes payable	10,088	9,984
Notes payable – related party	103,001	103,001
Total current liabilities	1,326,177	1,176,419
Long-term liabilities:
Asset retirement obligations	553,538	105,118
Notes payable, net of current portion	11,007	21,094
Total long-term liabilities	564,545	126,212

Total liabilities	1,890,722	1,302,631

Stockholders’ equity:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 105,000 Series A shares, $0.01 par value issued and outstanding at December 31, 2024 and 2023, respectively.	—	1,050
Common stock, $0.01 par value, 300,000,000 current shares authorized, 13,998,639 and 9,315,902 shares issued and outstanding at December 31, 2024 and 2023, respectively.	139,986	93,159
Subscription payable	10,000	10,000
Additional paid-in capital	20,846,615	13,727,918
Accumulated deficit	(12,373,887)	(10,764,041)

Total stockholders’ equity	8,622,714	3,068,086

Total liabilities and stockholders’ equity	$10,513,436	$4,370,717

See accompanying notes to consolidated financial statements.

F 43

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Revenues	$971,686	$927,983

Operating costs and expenses:
Lease operating expenses	355,644	248,642
General and administrative expenses	919,994	1,038,473
Depletion and accretion on discounted liabilities	382,061	393,430
Impairment expense	922,932	875,400
Total operating costs and expenses	2,580,631	2,555,945

Loss from operations	(1,608,945)	(1,627,962)

Other income (expense):
Other income and expense	2,690	202
Interest expense	(3,591)	(2,142)
Total other income (expense)	(901)	(1,940

Net loss	$(1,609,846)	$(1,629,902)

Net loss per common share - basic and diluted	$(0.13)	$(0.18)
Weighted average number of common shares outstanding during the period - basic and diluted	12,380,074	9,279,410

See accompanying notes to consolidated financial statements.

F 44

CoJax Oil and Gas Corporation

 Consolidated Statements of Stockholders’ Equity

For the years ending December 31, 2024, and December 31, 2023

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	payable	capital	deficit	equity
Balance, December 31, 2022	55,000	$550	9,114,446	$91,144	$—	$12,249,429	$(9,134,139)	$3,206,984
Common stock issued for services	—	—	201,456	2,015	—	413,989	—	416,004
Preferred shares issued for accrued officer compensation	50,000	500	—	—	—	1,064,500	—	1,065,000
Cash received for stock subscriptions payable			—	—	10,000	—	—	10,000
Net loss for the year ending December 31, 2023	—	—	—	—	—	—	$(1,629,902)	$(1,629,902)
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Common stock issued for acquisition	—	—	3,532,737	35,327	—	7,030,147	—	7,065,474
Net loss for the year ending December 31, 2024	—	—	—	—	—	—	(1,609,846)	(1,609,846)
Balance, December 31, 2024	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714

See accompanying notes to consolidated financial statements.

F 45

CoJax Oil and Gas Corporation

 Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Operating Activities:
Net loss	$(1,609,846)	$(1,629,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on oil and gas properties	922,932	875,400
Depletion expense	346,726	380,553
Accretion of asset retirement obligations	35,335	12,877
Common stock issued for services and salaries	99,000	416,004
Changes in operating assets and liabilities:
Accounts receivable	58,224	(153,256)
Prepaid expense	(21,210)	—
Accounts payable and accrued liabilities	149,652	146,370
Net cash provided by (used in) operating activities	(19,187)	48,046

Investing Activities:
Net cash provided by investment activities	—	—

Financing Activities:
Payments of loans payable - related party	—	(10,000
Payments of loans payable – SBA PPP Loan	(9,983)	(9,888)
Proceeds for stock subscriptions payable	—	10,000
Net cash used in financing activities	(9,983)	(9,888)

Net change in cash	(29,170)	38,158
Cash - beginning of period	75,908	37,750
Cash - end of period	$46,738	$75,908

Supplemental disclosure of non-cash operating activities:
Cash paid for interest	$1,538	$645
Cash paid for taxes	$16,994	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisitions	$7,065,474	$—
Preferred stock issued for accrued compensation	$—	$1,065,000
Common shares issued upon conversion of Series A Preferred shares	$2,100,000	$—
ARO assumed from acquisitions	$398,358	$—
Change in estimate of ARO Asset and related liability	$14,727	$—

See accompanying notes to consolidated financial statements.

F 46

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

F 47

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2024, and December 31, 2023, the Company had no cash equivalents.

F 48

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

During the years ended December 31, 2024, and 2023, the Company recorded impairments of $922,932 and $875,400, respectively, on oil and gas properties.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the years ending December 31, 2024, and 2023.

F 49

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2024, or for the year ending December 31, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024, and 2023. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

F 50

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

Revenues consist of the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Crude oil revenues	$970,859	$918,210
Gas revenues	827	9,773
Total revenues	$971,686	$927,983

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the years ended December 31, 2024, and 2023. The allowance for doubtful accounts is $0 as of December 31, 2024, and 2023.

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

F 51

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of December 31, 2024, or as of December 31, 2023.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024, and 2023, the Company had 0 and 1,050,000 potentially dilutive common shares outstanding, respectively.

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

F 52

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

Segment Information

The Company operates in one reportable segment engaged in the acquisition, exploration, and production of oil and natural gas properties in the Gulf States Drilling Region.

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer as he maintains responsibility for assessment of the Company’s performance and decision making regarding resource allocation. Consolidated gross profit (loss) is the performance measure used by the CODM to evaluate the segment’s performance and allocate capital and to monitor budget versus actual results. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Income. Furthermore, the segment’s assets are reported on the Consolidated Balance Sheets as total assets.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included in each reported measure of segment profit or loss. Additionally, the ASU expanded interim disclosure segments. The ASU was adopted by the Company during the year ended December 31, 2024 and did not have a material impact on the consolidated financial statements. See Segment Information as disclosed with Note 3 for additional information regarding the updates made.

Management does not believe any other recently issued accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

On August 29, 2024, the Company issued 2,211,982 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Pine Grove Shares” to Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), in consideration for the sale and assignment of various mineral and oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Pine Grove Shares to all members of Liberty on the pro rata basis of their ownership in Liberty. This acquisition was effective as of July 1, 2024.

On May 31, 2024, the Company issued 1,320,755 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Liberty Shares”), to Liberty in consideration for the sale and assignment of various mineral oil and gas interests in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Liberty Shares to all members of Liberty on the pro rata basis of their ownership in Liberty. This acquisition was effective as of May 1, 2024.

The Company did not execute any acquisitions during the year ended December 31, 2023.

In connection with fair value assessments for oil and gas proved properties, during the year ended December 31, 2024, the Company recorded impairment of $992,932 on its NONOP property, which was acquired in 2022. During the year ended December 31, 2023, the Company recorded impairment of $875,400 on its Barrister Energy property, which was acquired in 2020.

F 53

At December 31, 2024, and December 31, 2023, the Company had leased oil and gas properties assets valued at $10,298,406 and $4,089,503, respectively.

Scheduled leased oil and gas properties assets

	As of December 31, 2024	As of December 31, 2023
Beginning balance	$4,089,503	$5,345,457
Additions to proved reserves	5,294,020	—
Additions to unproved reserves	2,169,814
Revisions of prior year ARO estimates	14,727	—
Depletion expense	(346,726)	(380,554)
Impairment expense	(922,932)	(875,400)
Ending Balance	$10,298,406	$4,089,503

We recorded depletion expense of ($0.35) million and ($0.38) million for the years ended December 31, 2024, and 2023, respectively.

NOTE 6 – NOTES PAYABLE

Schedule of notes payable

	December 31, 2024	December 31, 2023

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note has been converted to a five-year loan at 1% interest beginning on January 1, 2022.	$21,095	$31,078

Notes payable	$21,095	$31,078
Less: current portion	(10,088)	(9,984)
Notes payable net of current portion	$11,007	$21,094

F 54

Related Party

The Company was a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2024, and 2023, notes payable consisted of the following:

	December 31, 2024	December 31, 2023

On January 24, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on January 24, 2023.	$10,000	$10,000

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on April 21, 2023.	$18,000	$18,000

On August 23, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on August 23, 2023.	$20,000	$20,000

On September 15, 2022, the Company's Executive Chairman loaned $15,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on September 16, 2023.	$15,000	$15,000

On October 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on October 25, 2023.	$20,000	$20,000

On December 8, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 8, 2023.	$20,001	$20,001

Notes payable – related party	$103,001	$103,001

On December 19, 2024 all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of December 31, 2025.

During the years ended December 31, 2024, and 2023 the Company recorded interest expense of $3,591 and $2,142, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the years ending December 31, 2024, and 2023, in addition to the related party loans payable (NOTE 6), the following related party transactions occurred between the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

F 55

On January 25, 2023, the Company issued 25,000 shares of its Series A convertible preferred stock to Jeffrey J. Guzy, the Company’s CFO, and 25,000 shares of Series A convertible stock to Wm. Barrett Wellman, the Company’s former CFO. Each share is convertible at the option of the holder to ten (10) shares of common stock. The total fair value of $1,065,000 ($21.30 per share) was recorded as part of accrued salaries and payroll taxes for the year ended December 31, 2023 as service was provided in that year. The accrual was reversed upon issuance of the shares in January 2023. The fair value was based on the value assigned to common stock ($2.13 per share) multiplied by 10.

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

On March 13, 2023, Mr. Wellman’s Employment Agreement was extended to a termination date of August 16, 2024. The Employment Agreement was terminated on January 10, 2024, upon resignation of Mr. Wellman as Chief Financial Officer.

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

NOTE 8 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 13,998,639 and 9,315,902 shares of Common Stock issued and outstanding as of December 31, 2024, and 2023, respectively. The Company had 0 and 105,000 shares of Preferred Stock issued and outstanding as of December 31, 2024, and 2023, respectively.

F 56

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

Refer to Note 7 for details on convertible preferred stock activity during the years ending December 31, 2024, and 2023.

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

Refer to Note 7 for details on common share issuances to the Company’s officers.

Refer to Note 5 for details on common share issuances for acquired interests in oil and gas properties.

During the year ended December 31, 2024, there has been no additional common share activity outside of the items disclosed in Notes 5 and 7.

F 57

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

NOTE 9 - INCOME TAXES

The Company provides for income taxes using the liability method in accordance with ASC 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2024, and 2023.

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

The Company will apply the federal and state net operating loss (“NOL”) carry-forward in FY 2024 and later years.

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

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$(1,609,846)	$(1,629,902)
Non-deductible expenses	—	—
Taxable loss	$(1,609,846)	$(1,629,902)
Expected approximate tax recovery on net loss	$(338,068)	$(342,280)
Changes in valuation allowance	338,068	342,280
Income tax	$—	$—

F 58

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2024	As of December 31, 2023
Deferred income tax assets:
Net operating losses carried forward	$1,013,260	$897,353
Impairments	1,198,687	1,004,871
Other	118,052	5,946
Total gross deferred income tax assets	$2,329,999	$1,908,170
Less: valuation allowance	(2,329,999)	(1,908,170)
Net deferred tax asset	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 2024, and December 31, 2023, the Company has incurred accumulated net operating losses in the United States of America totaling $4,825,047 and $4,273,108 respectively which are available to reduce taxable income in future taxation years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2024, and 2023. Additionally, the Company has no known contingencies as of December 31, 2024, and December 31, 2023.

Purchase Commitments

The Company has no purchase obligations at December 31, 2024, and 2023.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2024, and December 31, 2023, the Company had no exposure in excess of insurance.

F 59

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

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 11 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation were as follows:

	As of December 31, 2024	As of December 31, 2023
Beginning balance	$105,118	$92,241
Liabilities acquired	398,358	—
Accretion expense	35,335	12,877
Revisions	14,727	—
Ending Balance	$553,538	$105,118

NOTE 12 – RESERVE AND RELATED FINANCIAL DATA - UNAUDITED

Disclosure of Reserves

The table below summarizes our estimated net proved reserves, as of December 31, 2024, and 2023, based on reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2024, and 2023 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

F 60

Schedule of proved developed and undeveloped oil and gas reserve quantities

	Natural Gas (Mmcf)	Oil (Mbbl)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2022	36	189	195
Revisions of Previous Estimates	(31)	(12)	(17)
Purchases of Minerals in Place	—	—	—
Production	(5)	(12)	(13)

Proved Developed and Undeveloped Reserves at December 31, 2023	—	165	165
Revisions of Previous Estimates	(385)	(231)	(296)
Purchases of Minerals in Place	2,489	1,198	1,613
Production	—	(14)	(14)

Proved Developed and Undeveloped Reserves at December 31, 2024	2,104	1,118	1,468

The table above values oil and natural gas reserve quantities as of December 31, 2024, and 2023, assuming constant realized prices of $73.68 and $75.81 per barrel of oil and $2.013 and $0 per Mcf of natural gas, respectively. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

The table below reflects the standardized measure of discounted future net cash flows related to the Company’s interest in proved reserves.

F 61

	Year Ended December 31,
	2024	2023
(in thousands)
Future cash inflows	$86,581	$12,496
Future production costs	5,736	2,716
Future development and abandonment costs	12,479	407
Future tax expense	12,209	1,968
Future net cash flows	56,157	7,405
10% annual discount for estimated timing of cash flows	32,965	2,353
Standardized measure of discounted future net cash flows	$23,192	$5,052

The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

	Year Ended December 31,
	2024	2023
(in thousands)
Beginning of period	$5,052	$6,757
Sales of oil and natural gas produced, net of production costs	(616)	(679)
Net change due to extensions, discoveries, and improved recovery	—	—
Net change of prices and production costs	(2,975)	(1,850)
Change in future development costs	(24)	59
Revisions of quantity and timing estimates	(6,831)	(621)
Accretion of discount	6,837	937
Change in income taxes	(4,801)	453
Purchases of minerals in place	23,096	—
Other	3,454	(4)
End of period	$23,192	$5,052

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management determined that there were no reportable subsequent events to be disclosed beyond the following:

F 62

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was not effective.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
William R. Downs	65	Chief Executive Officer, President, Chairman, Director
Jeffrey J. Guzy	73	Chief Financial Officer, Secretary, Director
William Allan Bradley	57	Director

Our directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

William R. Downs, age 65, has more than 43 years of experience in the Oil and Gas Industry, specifically in generating, evaluating and managing oil and gas exploration, development and acquisition projects of private, independent and public companies in the area of North and South Louisiana, East Texas, South Arkansas, Mississippi, Oklahoma, Alabama and Montana. He also owned and managed several oilfield service companies.

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

Jeffrey J. Guzy, age 73, served as our Chief Executive Officer from January 22, 2020 to January 10, 2024, and as a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017, through March 16, 2020, and effective, January 10, 2024, is currently serving as the Chief Financial Officer.

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

William Bradley, age 57, has served as our director since March 7, 2022. Mr. Bradley has over fifteen years of leadership, business consulting, financial, and management experience for publicly traded and private companies. Since June 2011, Mr. Bradley served as M&A/Business Consulting Managing Director and Chief Financial Officer at Global Advisors Inc. where he provided business consulting services, reviewed client’s financial positions and managed relationships, conducted financial reviews, including the PCAOB or IFRS audit process, and provided his consulting business advice on restructuring and potential mergers and acquisitions. Since September 2018 he has served as the Chairman of the Board of Magagram Social Media Inc., a Toronto-based private company, from December 2006 to June 2011 as Chief Executive Officer of Ocean to Ocean Inc., and from January 2002 until November 2006, as Vice President of Gourmet Foods International. Mr. Bradley graduated from York University in 1998 in Finance and Economics and received his undergraduate degree with honors in 1991 in Business Finance from Sandford College.

Board Committees

We currently do not have any committees of our Board of Directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics and Insider Trading Policy

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our principal executive, financial and accounting officers (or persons performing similar functions).

On March 6, 2025, our Board of Directors adopted a stand-alone insider trading policy (the “Insider Trading Policy”) to update and expand the scope of the insider trading policy included in the Code of Ethics. The Insider Trading Policy is applicable to all officers, directors, employees and other covered persons and governs the purchase, sale and other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable OTC Markets Group standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Delinquent Section 16(a) Reports

The Company is not aware of any reporting person that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Compensation of Directors

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William R. Downs	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
Jeffrey J. Guzy	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
William A. Bradley	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—

For the years ended December 31, 2024, and 2023, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2024.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2024 and 2023 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
William R. Downs	2024	$150,000	$—	$—	$—	$21,250
	2023	$—	$—	$—	$—	$—
Jeffrey J. Guzy(1)	2024	$100,000	$—	$—	$—	$21,250
	2023	$120,000	$—	$—	$—	$—
Wm. Barrett Wellman (2)	2024	$100,000	$—	$—	$—	$—
	2023	$100,000	$—	$—	$—	$—

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

The Guzy 2023 Employment Agreement provided for termination (i) immediately upon Mr. Guzy’s death or Disability; (ii) by the Company for Cause; (iii) by Mr. Guzy for Good Reason (as these terms are defined in the Guzy 2023 Employment Agreement or (iv) other than for Cause or Good Reason, by Mr. Guzy or the Company upon not less than sixty (60) days prior written notice of termination. If Mr. Guzy terminates the employment for a Good Reason, then he would be entitled to: a cash payment, payable in equal installments over a six (6) month period after Mr. Guzy terminates employment, equal to the sum of the following:  (a) subject to the payment of the following sums not causing the insolvency of the Company, the equivalent of the greater of (i) twenty-four (24) months of Mr. Guzy’s then-current base salary or (ii) the remainder of the term of the Guzy 2023 Employment Agreement; plus  (b) any previously earned but unpaid salary through Mr. Guzy’s final date of employment, being Mr. Guzy’s termination of employment. On January 10, 2024, the Guzy 2023 Employment Agreement was terminated in connection with Mr. Guzy’s resignation from serving as Chief Executive Officer, President and Chairman. On the same date, in connection with the appointment of Mr. Guzy to serve as Chief Financial Officer, the Company entered into a new employment agreement with Mr. Guzy for his services as Chief Financial Officer.

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
(5)	imposes confidentiality and non-recruitment of Company employees’ obligations on Mr. Wellman for one year after end of employment, and
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

Mr. Wellman’s Employment Agreement was terminated on January 10, 2024 upon his resignation as Chief Financial and Secretary.

Director Compensation

Jeffrey Guzy did not receive any cash compensation for his role as a director for the year ended December 31, 2024.

William A. Bradley did not receive any cash compensation for his role as a director for the year ended December 31, 2024.

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

No options or other incentive compensation has been granted as of December 31, 2024.

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

Outstanding Equity Awards

There were no outstanding equity awards to our Named Executive Officers as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 4830 Line Avenue, Suite 152, Shreveport, Louisiana, 71106. The percentages below are calculated based on 13,998,639 shares of common stock issued and outstanding as of March 31, 2025.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Jeffrey J. Guzy	1,121,241	8.0%
William R. Downs	135,000	1.0%
William Allan Bradley	10,000	0.1%
Total Directors and Executive Officers (3 persons)	1,266,241	9.1%

5% Beneficial Owners
Roger Allums McLeod	2,920,000	20.86%
Rosswood Capital LLC(1)	1,350,000	9.64%
Stone Creek Properties, LLC (2)	889,559	6.35%
Stonefield Fund LLC (3)	755,000	5.39%
Lamar Resources, LLC (4)	1,035,909	7.40%
Lazaro Resources, LLC (5)	729,954	5.21%
United Oil & Gas, LLC (6)	729,954	5.21%

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

(4) Marty Rutland is the Owner of Lamar Resources, LLC and has sole voting and dispositive power over the shares held by Lamar Resources, LLC.

(5) John young is the Owner of Lazaro Resources, LLC and has sole voting and dispositive power over the shares held by Lazaro Resources, LLC.

(6) William Wildman Jr. is the Owner of United Oil & Gas, LLC and has sole voting and dispositive power over the shares held by United Oil & Gas, LLC.

Changes in Control Agreements.

As of December 31, 2024, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

On January 10, 2024, the Company issued 100,000 common shares at $0.99 per share to William R. Downs in connection with his appointment as the Company’s new Chief Financial officer. The issuance of 100,000 shares was recognized at the share price on the date of the employment agreement.

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

On August 20, 2024, Mr. Guzy purchased 475,000 shares of common stock from Mr. Wellman in a negotiated transaction. The transfer had no financial impact on the Company during the year ended December 31, 2024.

Legal Proceedings

We know of no material, active, pending, or threatened to proceed against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective as of January 4, 2024, Sadler, Gibb & Associates, LLC resigned as the Company’s independent registered public accounting firm and the Board of the Company appointed M&K CPAs, PLLC (“M&K”) as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The following table sets forth the fees billed to the Company for professional services rendered by M&K and S|G for each of the years ended December 31, 2024, and 2023, respectively:

Services	2024	2023
Audit fees	$97,000	$51,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$97,000	$51,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2024, and 2023 were for professional services rendered by M&K and S|G, respectively, for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2024, and 2023.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024, and 2023.

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

COJAX OIL AND GAS CORPORATION

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 31, 2025

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 31, 2025

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2025