Form 10-Q
period 2025-03-31
CoJax Oil & Gas Corp
filed 2025-05-09
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation

(Exact Name of registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4830 Line Avenue, Suite 152 Shreveport, LA	71106
(Address of principal executive offices)	(Zip Code)

(703) 479-8538

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

☐ Yes ☒ No

The registrant has one class of common stock of which 14,290,421 shares were outstanding as of May 9, 2025.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$77,021	$46,738
Accounts receivable	179,330	147,082
Prepaid expenses	5,377	21,210
Total Current Assets	261,728	215,030
Properties and Equipment
Oil and natural gas properties at cost	11,065,307	11,065,307
Less: Accumulated depletion	(867,415)	(766,901)
Total Properties and Equipment, net	10,197,892	10,298,406
Total Assets	10,459,620	10,513,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	166,019	113,473
Workover expense payable	27,032	40,334
Accrued salaries and payroll taxes	1,103,079	1,059,281
Current portion of notes payable	10,114	10,088
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,409,245	1,326,177
Long-term Liabilities
Asset retirement obligations	563,999	553,538
Note payable, net of current portion	8,468	11,007
Total Long-term Liabilities	572,467	564,545
Total Liabilities	1,981,712	1,890,722

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 300,000,000 current shares authorized, 13,998,639 and 13,998,639 shares issued and outstanding, at March 31, 2025 and December 31, 2024 respectively.	139,986	139,986
Subscription payable	10,000	10,000
Additional paid-in capital	20,846,615	20,846,615
Accumulated deficit	(12,518,693)	(12,373,887)
Total Stockholders’ Equity	8,477,908	8,622,714
Total Liabilities and Stockholders’ Equity	$10,459,620	$10,513,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
Revenues	$338,222	$182,052

Operating costs and expenses:
Lease operating expenses	97,240	47,341
General and administrative expenses	274,330	354,168
Depletion and accretion expense	110,975	83,951
Total operating costs and expenses	482,545	485,460

Loss from Operations	(144,323)	(303,408)

Other expense:
Interest expense, net	(483)	(78)
Total other expense	(483)	(78)

Net Loss	$(144,806)	$(303,486)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding during the period - basic and diluted	14,003,639	10,159,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Payable	capital	deficit	equity
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net loss for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600

Balance, December 31, 2024	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2025	2024
Cash flows from operating activities:
Net loss	$(144,806)	$(303,486)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Depletion expense	100,514	81,324
Accretion of asset retirement obligation	10,461	2,627
Common stock issued for services and salaries	—	99,000
Changes in operating assets and liabilities:
Accounts receivable	(32,248)	28,412
Prepaid expense	15,833	(9,750)
Accounts payable and accrued liabilities	83,042	97,672
Net cash provided by (used in) operating activities	32,796	(4,201)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(2,513)	(2,484)
Net cash used in financing activities	(2,513)	(2,484)

Net change in cash	30,283	(6,685)
Cash at beginning of period	46,738	75,908
Cash at end of period	$77,021	$69,223

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$298	$76
Supplemental disclosure of non-cash financing activities:
Common shares issued upon conversion of Series A Preferred shares	$—	$2,100,000
Change in estimate of asset retirement obligation asset and liability	$—	$14,727

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

Since inception, the Company has been engaged in organizational activities and had limited revenue-generating operations prior to the periods covered by this current report. The Company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this quarterly report. The company runs all operations of its current acquisitions through Barrister Energy LLC, the operational subsidiary.

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting select oil and gas mineral interests. These acquisitions are structured primarily as acquisitions of leases, working interests, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests, allowing the Company to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof). As an owner of these interests, the Company also has an obligation for its share of lease operating costs.

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has only recently begun producing positive cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has developed a capital investment proposal plan and is currently pursuing funding opportunities; however, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

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

During the year ended December 31, 2024, the Company recorded impairments of $922,932 on oil and gas properties. There were no impairments recorded during the three months ended March 31, 2025 and 2024.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the three months ended March 31, 2025 and 2024.

Fair Values of Financial Instruments

The Company had no financial instruments for the three months ended March 31, 2025, or for the year ended December 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025, and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three months ended March 31, 2025, and 2024:

	For the Three Months
	Ended March 31,
	2025	2024

Crude oil revenues	$338,222	$181,225
Gas revenues	—	827
Total revenues	$338,222	$182,052

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three months ended March 31, 2025 and 2024. At both March 31, 2025, and December 31, 2024, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of March 31, 2025, or as of December 31, 2024.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2025 and December 31, 2024, the Company had 0 potentially dilutive common shares outstanding.

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2025, and December 31, 2024, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – All of the Company’s outstanding accounts receivable was with two parties, Taxodium Energy, LLC and Liberty Operating Company.

Segment Information

The Company operates in one reportable segment engaged in the acquisition, exploration, and production of oil and natural gas properties in the Gulf States Drilling Region.

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer as he maintains responsibility for assessment of the Company’s performance and decision making regarding resource allocation. Consolidated gross profit (loss) is the performance measure used by the CODM to evaluate the segment’s performance and allocate capital and to monitor budget versus actual results. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Condensed Consolidated Statements of Income. Furthermore, the segment’s assets are reported on the Condensed Consolidated Balance Sheets as total assets.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

The Company did not execute any acquisitions during the three months ended March 31, 2025. At March 31, 2025, the Company had leased oil and gas properties assets valued at $10,197,892.

Balance, December 31, 2024	$10,298,406
Depletion expense	(100,514)
Balance, March 31, 2025	$10,197,892

We recorded depletion expense of $100,514 and $81,324 for the three months ended March 31, 2025 and 2024, respectively.

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

Balance, December 31, 2024	$553,538
Accretion expense	10,461
Balance, March 31, 2025	$563,999

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2025	December 31, 2024
SBA PPP Loan	$18,582	$21,095
Notes payable – related party	103,001	103,001
Total notes payable	121,583	124,096
Less: current portion	(113,115)	(113,089)
Notes payable net of current portion	$8,468	$11,007

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

Related Party

The Company has issued several unsecured promissory notes to a related party, the CFO of the Company. The related party notes bear interest at 2% per annum. Principal and accrued interest on all notes mature on December 31, 2025.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2025 and the year ending 2024, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

There was no related party activity recorded for the quarter ended March 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of March 31, 2025, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01.

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

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

Capital Contributions

During the periods ending March 31, 2025, and March 31, 2024, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at March 31, 2025, and December 31, 2024. Additionally, the Company has no known contingencies as of March 31, 2025, and December 31, 2024.

Purchase Commitments

The Company has no purchase obligations at March 31, 2025 and December 31, 2024.

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

Related Party Common Share Issuance

On April 16, 2025, the Company issued 291,782 shares of Common Stock at $2.00 per share to Mr. Wellman in lieu of the accrued salary liability of $583,565 for services performed by Mr. Wellman in his previous role as Chief Financial Officer. The issuance of these shares did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and our interim unaudited financial statements and accompanying notes to these financial statements.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2024. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;
●	our ability to raise additional capital to fund future capital expenditures;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;
●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;
●	uncertainties associated with estimates of proved oil and natural gas reserves;
●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
●	risks and liabilities associated with acquired companies and properties;
●	risks related to the integration of acquired companies and properties;
●	potential defects in title to our properties;
●	cost and availability of drilling rigs, equipment, supplies, personnel, and oilfield services;
●	geological concentration of our reserves;
●	environmental or other governmental regulations, including the legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;
●	exploration and development risks;
●	management’s ability to execute our plans to meet our goals;
●	our ability to retain key members of our management team on commercially reasonable terms;
●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;
●	weather conditions;
●	effectiveness of our internal control over financial reporting;
●	actions or inactions of third-party operators of our properties;
●	costs and liabilities associated with environmental, health and safety laws;
●	our ability to find and retain highly skilled personnel;
●	operating hazards attendant to the oil and natural gas business;
●	competition in the oil and natural gas industry;
●	evolving geopolitical and military hostilities in the Middle East;
●	economic and competitive conditions;
●	lack of available insurance;
●	cash flow and anticipated liquidity;
●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Executive Summary - First Quarter 2025 Developments and Highlights

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

Results of Operations – For the Three Months Ended March 31, 2025, and 2024

	For the Three Months Ended March 31,
			Change	Change
	2025	2024	Amount	%
Revenues	$338,222	$182,052	$156,170	85.8%
Lease operating expenses	97,240	47,341	49,899	105.4%
General & administrative expenses	274,330	354,168	(79,838)	(22.5%)
Depletion and accretion expense	110,975	83,951	27,024	32.2%
Loss from operations	(144,323)	(303,408)	159,085	(52.4%)
Other expense, net	(483)	(78)	(405)	519.2%
Net loss	$(144,806)	$(303,486)	$158,680	(52.3%)

Revenues

Revenues were $338,222 for the three months ended March 31, 2025, compared to $182,052 for the three months ended March 31, 2024. The increase in revenue of 85.8% was primarily driven by an increase in production in the Buckley Asset and the Liberty Asset.

Lease Operating Expenses

Lease operating expenses were $97,240 for the three months ended March 31, 2025, compared to $47,341 for the three months ended March 31, 2024, representing an increase of 105.4% or $49,899. The increase in expense was primarily attributable to the Liberty and Pine Grove Assets, which were acquired in May 2024 and August 2024, respectively.

Loss from Operations

Total operating loss was $144,323 for the three months ended March 31, 2025, and $303,408 for the three months ended March 31, 2024. The decreased loss was primarily driven by the $156,170 increase in revenues.

Other Expense, Net

Other expense, net was $483 for the three months ended March 31, 2025, as compared to $78 for the three months ended March 31, 2024, due to an increase in interest expense.

Net Loss

As a result of the above factors, for the three months ended March 31, 2025, the Company had a net loss of $144,806 as compared to a net loss of $303,486 for the three months ended March 31, 2024.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three-month periods ended March 31, 2025, and 2024:

	For the Three Months
	Ended March 31,
	2025	2024
Oil volume (Bbls)	4,340	2,948
Natural gas volume (Mcf)	—	225
Total Production (Boe)	4,340	2,986

Average Sales Price:
Oil price (per Bbl)	$75.42	$75.69
Gas price (per Mcf)	—	4.16
Total per BOE	$75.42	$75.09

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $77,021 at March 31, 2025, compared to $46,738 at December 31, 2024. For the three months ended March 31, 2025, the Company had net cash provided by operating activities of $32,796, compared to $4,201 used in operating activities for the same period of 2024. The decrease in cash used in operating activities was driven by the $158,680 decrease of net loss, offset by the lack of common stock issuances for services and salaries this period.

Net cash used in investing activities was $0 for the three months ended March 31, 2025, and March 31, 2024.

Net cash used in financing activities was $2,513 for the three months ended March 31, 2025, compared to net cash used in financing activities of $2,484 for the same period in 2024.

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

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has only recently begun producing positive cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has developed a capital investment proposal plan and is currently pursuing funding opportunities; however, there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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

CoJax Oil and Gas Corporation

Date: May 9, 2025	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)