Form 10-Q
period 2025-06-30
CoJax Oil & Gas Corp
filed 2025-08-13
CIK 1763925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-232845

CoJax Oil and Gas Corporation
(Exact Name of registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
483 0Line Avenue, Suite 152 Shreveport, LA	71106
(Address of principal executive offices)	(Zip Code)

(703) 479-8538
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 14,168,755 shares were outstanding as of August 13, 2025.

CoJax Oil and Gas Corporation

Form 10-Q
For the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31,
	(Unaudited)	2024
ASSETS
Current Assets
Cash	$63,529	$46,738
Accounts receivable	169,938	147,082
Prepaid expenses	—	21,210
Total Current Assets	233,467	215,030
Properties and Equipment
Oil and natural gas properties at cost	11,065,307	11,065,307
Less: Accumulated depletion	(962,840)	(766,901)
Total Properties and Equipment, net	10,102,467	10,298,406
Total Assets	10,335,934	10,513,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	201,447	113,473
Workover expense payable	23,627	40,334
Accrued salaries and payroll taxes	802,338	1,059,281
Current portion of notes payable	10,139	10,088
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,140,552	1,326,177
Long-term Liabilities
Asset retirement obligations	575,378	553,538
Note payable, net of current portion	5,925	11,007
Total Long-term Liabilities	581,303	564,545
Total Liabilities	1,721,855	1,890,722

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 13,998,639 shares issued and outstanding, at June 30, 2025 and December 31, 2024 respectively.	141,687	139,986
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	20,846,615
Accumulated deficit	(12,722,754)	(12,373,887)
Total Stockholders’ Equity	8,614,079	8,622,714
Total Liabilities and Stockholders’ Equity	$10,335,934	$10,513,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Revenues	$233,624	$318,007	$571,847	$500,060

Operating costs and expenses:
Lease operating expenses	126,385	116,142	223,625	163,483

General and administrative expenses	204,253	170,522	478,583	524,692
Depletion and accretion on discounted liabilities	106,804	105,704	217,779	189,655
Total operating costs and expenses	437,442	392,368	919,987	877,830

Loss from Operations	(203,818)	(74,361)	(348,140)	(377,770)

Other expense:
Interest expense, net	(243)	(77)	(727)	(154)
Total other expense	(243)	(77)	(727)	(154)

Net Loss	$(204,061)	$(74,438)	$(348,867)	$(377,924)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average number of common shares outstanding during the period - basic and diluted	14,155,061	11,341,729	14,079,768	10,750,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net loss for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600
Common stock issued for acquisitions	—	—	1,320,755	13,208	—	2,628,303	—	2,641,511
Net loss for the three months ending June 30, 2024	—	—	—	—	—	—	(74,438)	(74,438)
Balance, June 30, 2024	—	$—	11,786,657	$117,867	$10,000	$16,444,771	$(11,141,965)	$5,430,673

Balance, December 31, 2024	—	—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908
Common stock issued for accrued salaries	—	—	170,116	1,701	—	338,531	—	340,232
Net loss for the three months ending June 30, 2025	—	—	—	—	—	—	(204,061)	(204,061)
Balance, June 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,722,754)	$8,614,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2025	2024
Cash flows from operating activities:
Net loss	$(348,867)	$(377,924)
Adjustments to reconcile Net loss to net cash provided by operations:
Depletion expense	195,939	184,079
Accretion of asset retirement obligation	21,840	5,576
Common stock issued for services and salaries	—	99,000
Changes in operating assets and liabilities:
Accounts receivable	(22,856)	5,852
Prepaid expense	21,210	(9,750)
Accounts payable and accrued liabilities	154,556	139,141
Net cash provided by operating activities	21,822	45,974

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(5,031)	(4,977)
Net cash used in financing activities	(5,031)	(4,977)

Net change in cash	16,791	40,997
Cash at beginning of period	46,738	75,908
Cash at end of period	$63,529	$116,905

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$298	$147
Supplemental disclosure of non-cash financing activities:
Common shares issued for acquisitions	$—	$2,641,511
Common shares issued upon conversion of Series A Preferred shares	$—	$2,100,000
ARO assumed from acquisitions	$—	$19,221
Change in estimate of asset retirement obligation asset and liability	$—	$14,727
Common shares issued for accrued salaries	$340,232	$—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

During the year ended December 31, 2024, the Company recorded impairments of $922,932 on oil and gas properties. There were no impairments recorded during the six months ended June 30, 2025 and 2024.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2025 and 2024.

Fair Values of Financial Instruments

The Company had no financial instruments for the six months ended June 30, 2025, or for the year ended December 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025, and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and six months ended June 30, 2025, and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Crude oil revenues	$233,624	$318,007	$571,847	$499,233
Gas revenues	—	—	—	827
Total revenues	$233,624	$318,007	$571,847	$500,060

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three and six months ended June 30, 2025 and 2024. At both June 30, 2025, and December 31, 2024, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of June 30, 2025, or as of December 31, 2024.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025 and December 31, 2024, the Company had 0 potentially dilutive common shares outstanding.

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2025, and December 31, 2024, the Company had no exposure in excess of insurance.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

On May 31, 2024, the Company issued 1,320,755 shares of common stock, $0.01 par value per share, valued at $2.00 per share (the “Shares”), to Liberty Operating, LLC, a Mississippi limited liability company (“Liberty”), in consideration for the sale and assignment of various mineral and oil and gas interest in and to certain properties located in Mississippi to Barrister Energy, LLC, a wholly-owned subsidiary of the Company organized under the laws of Mississippi. At the request and the instructions of Liberty, the Company issued the Shares to all members of Liberty on the pro rata basis of their ownership interest in Liberty. The acquisition was effective as of May 1, 2024 and the Company recorded additions of $962,619 and $1,698,113 to proved and unproved reserves, respectively.

The Company did not execute any acquisitions during the six months ended June 30, 2025. At June 30, 2025, the Company had leased oil and gas properties assets valued at $10,102,467.

Balance, December 31, 2024	$10,298,406
Depletion expense	(195,939)
Balance, June 30, 2025	$10,102,467

We recorded depletion expense of $95,425 and $195,939 for the three and six months ended June 30, 2025, respectively, and recorded depletion expense of $102,755 and $184,079 for the three and six months ended June 30, 2024, respectively.

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

Balance, December 31, 2024	$553,538
Accretion expense	21,840
Balance, June 30, 2025	$575,378

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2025	December 31, 2024
SBA PPP Loan	$16,064	$21,095
Notes payable – related party	103,001	103,001
Total notes payable	119,065	124,096
Less: current portion	(113,140)	(113,089)
Notes payable net of current portion	$5,925	$11,007

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ending June 30, 2025 and the year ending 2024, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

On April 11, 2025, the Company issued 170,116 shares of Common Stock at $2.00 per share to Mr. Wellman in lieu of the accrued salary liability of $340,232 for services performed by Mr. Wellman in his previous role as Chief Financial Officer. The issuance of these shares did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of June 30, 2025, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01.

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

Capital Contributions

During the periods ending June 30, 2025, and June 30, 2024, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at June 30, 2025, and December 31, 2024. Additionally, the Company has no known contingencies as of June 30, 2025, and December 31, 2024.

Purchase Commitments

The Company has no purchase obligations at June 30, 2025 and December 31, 2024.

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

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA introduces significant changes to the tax code, including modifications to bonus depreciation and interest expense limitations. The Company is currently evaluating the provisions of the OBBBA to determine the impact on its financial statements.

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

Executive Summary - Second Quarter 2025 Developments and Highlights

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

Results of Operations – For the Three and Six Months Ended June 30, 2025, and 2024

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change	Change			Change	Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenues	$233,624	$318,007	$(84,383)	(26.5)%	$571,847	$500,060	$71,787	14.4%
Lease operating expenses	126,385	116,142	10,243	8.8%	223,625	163,483	60,142	36.8%
General & administrative expenses	204,253	170,522	33,731	19.8%	478,583	524,692	(46,109)	(8.8%)
Depletion and accretion on discounted liabilities	106,804	105,704	1,100	1.0%	217,779	189,655	28,124	14.8%
Loss from operations	(203,818)	(74,361)	(129,457)	174.1%	(348,140)	(377,770)	29,630	(7.8%)
Interest expense, net	(243)	(77)	(166)	215.6%	(727)	(154)	(573)	372.1%
Net loss	$(204,061)	$(74,438)	$(129,623)	174.1%	(348,867)	(377,924)	29,057	(7.7%)

Revenues

Revenues were $233,624 and $571,847 for the three and six months ended June 30, 2025, compared to $318,007 and $500,060 for the three six months ended June 30, 2024. The decrease in revenue of 26.5% for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by a decrease in the average sale price for crude oil. The increase in revenue of 14.4% for the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by production in the Liberty and Pine Grove Assets during the first quarter of 2025, which were acquired in May 2024 and August 2024, respectively.

Lease Operating Expenses

Lease operating expenses were $126,385 and $223,625 for the three and six months ended June 30, 2025, compared to $116,142 and $163,483 for the three and six months ended June 30, 2024, representing an increase of 8.8% or $10,243 and 36.8% or $60,142, respectively. The increase in expense for both periods presented was primarily attributable to the Liberty and Pine Grove Assets.

Loss from Operations

Total operating loss was $203,818 and $74,361 for the three months ended June 30, 2025 and 2024, respectively. The increased loss was driven by a decrease in revenues during the second quarter and an increase in lease operating expenses and general and administrative expenses. The change in general and administrative expenses corresponded to an increase in professional service fees.

Total operating loss was $348,140 and $377,770 for the six months ended June 30, 2025 and 2024, respectively. The decreased loss was primarily driven by revenues earned in the first quarter of 2025, lending to a net increase in revenue for the six-month period, and an increase in lease operating expenses. These increases were partially offset by a decrease of $46,109 in general and administrative expenses driven by a reduction in payroll expenses.

Other Expense, Net

Other expense, net was $243 and $727 for the three and six months ended June 30, 2025, as compared to $77 and $154 for the three and six months ended June 30, 2024, due to an increase in interest expense.

Net Loss

As a result of the above factors, for the three and six months ended June 30, 2025, the Company had a net loss of $204,061 and $348,867 as compared to a net loss of $74,438 and $377,924 for the three and six months ended June 30, 2024.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six month periods ended June 30, 2025, and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Oil volume (Bbls)	3,994	3,778	8,430	6,726
Natural gas volume (Mcf)	—	—	—	225
Total Production (Boe)	3,994	3,778	8,430	6,764

Average Sales Price:
Oil price (per Bbl)	$59.41	$79.05	$69.71	$77.42
Gas price (per Mcf)	—	—	—	4.16
Total per BOE	$59.41	$79.05	$69.71	$77.18

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $63,529 at June 30, 2025 compared to $46,738 at December 31, 2024. For the six months ended June 30, 2025, the Company had net cash provided by operating activities of $21,822 compared to $45,974 provided by operating activities for the same period of 2024. The decrease in cash provided by operating activities was driven by the lack of common stock issuances for services and salaries during the period, partially offset by a $29,057 net loss decrease.

Net cash used in investing activities was $0 for the six months ended June 30, 2025, and June 30, 2024.

Net cash used in financing activities was $5,031 for the six months ended June 30, 2025, compared to net cash used in financing activities of $4,977 for the same period in 2024.

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

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analysing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects. Our success may be dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2025, the Company issued 170,116 shares of Common Stock at $2.00 per share to Mr. Wellman in lieu of the accrued salary liability of $340,232 for services performed by Mr. Wellman in his previous role as Chief Financial Officer of the Company.

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

CoJax Oil and Gas Corporation

Date: August 13, 2025	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)