Form 10-K/A
period 2024-12-31
CoJax Oil & Gas Corp
filed 2025-09-10
CIK 1763925

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

On March 31, 2025, there were 14,003,639 outstanding shares of common stock of the Company.

EXPLANATORY NOTE

CoJax Oil and Gas Corporation, a Virginia corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) is being filed to restate certain information in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2024, contained in the Original Form 10-K (the “Restatement”) for the reasons stated below.

On August 28, 2025, the Board of directors of the Company, after discussion with management and its auditors, determined that the Company’s previously issued financial statements included in the Original Form 10-K should not be relied upon. This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary, to reflect the Restatement. Accordingly, certain statements related to the guidance of FASB ASC 280-10-50-28C, it has updated the Segment Information on page [F-53] of the Amended Form 10-K. The disclosure has been updated to state that net income (loss) is the measure used by the CODM to evaluate the segment’s performance and to allocate capital and monitor budget versus actual results.

The Company filed an audit report that covers the financial statements as of and for the fiscal year ended December 31, 2024, but which does not extend to the comparative financial statements for 2023. The Company has included an updated audit opinion that covers both periods in compliance with Rules 2-02(a)(4) and 8-02 of Regulation S-X.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications (31.1 and 31.2) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made or incorporated by reference in this Annual Report. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Item 1A. “Risk Factors” and elsewhere in this Form 10-K/A. This Annual Report may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed.

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

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K/A and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K/A with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon and should be read in conjunction with the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K/A.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	For the Year Ended December 31,
			Change	Change
	2024	2023	Amount	%
Revenues	$971,686	$927,983	$43,703	4.7%
Lease operating expenses	355,644	248,642	107,002	43.0%
General & administrative expenses	919,994	1,038,473	(118,479)	(11.4%)
Depletion and accretion on discounted liabilities	382,061	393,430	(11,369)	(2.9%)
Impairment expense	922,932	875,400	47,532	5.4%
Loss from operations	(1,608,945)	(1,627,962)	19,017	(1.2%)
Other expense, net	(901)	(1,940)	1,039	(53.6%)
Net loss	$(1,609,846)	$(1,629,902)	$20,056	(1.2%)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CoJax Oil and Gas Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CoJax Oil and Gas Corporation (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the estimation of proved reserves included the following, among others.

•	We evaluated the level of knowledge, skill and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserves, and read the reserve report prepared by the Company’s reservoir engineering specialists.
•	We tested the accuracy of the Company’s impairment evaluation and measurement that included these proved reserve reports.
•	We evaluated sensitive inputs and assumptions used to determine reserve volumes and other cash flow inputs and assumptions derived from the Company’s accounting records. These assumptions included historical pricing differentials, current and future operating costs, estimated future capital costs, and ownership interests.

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

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer as he maintains responsibility for assessment of the Company’s performance and decision making regarding resource allocation. Consolidated net income (loss) is the performance measure used by the CODM to evaluate the segment’s performance and allocate capital and to monitor budget versus actual results. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Income. Furthermore, the segment’s assets are reported on the Consolidated Balance Sheets as total assets.

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

On March 6, 2025, our Board of Directors adopted a stand-alone insider trading policy (the “Insider Trading Policy”) to update and expand the scope of the insider trading policy included in the Code of Ethics. The Insider Trading Policy is applicable to all officers, directors, employees and other covered persons and governs the purchase, sale and other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable OTC Markets Group standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K/A.

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

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2024, and 2023 were for professional services rendered by M&K and S|G, respectively, for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form 10-K/A.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.2	Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.3	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation with the Designation of Series A Convertible Preferred Stock, $0.01 par value per share, dated January 23, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on January 31, 2020)
3.4	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated June 12, 2020 (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)
3.5	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.2	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
10.2	Employment Agreement by CoJax Oil and Gas Corporation and Jeffrey Delancey dated May 15, 2018 (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.3	Acquisition Agreement, dated June 16, 2020, by and among CoJax Oil and Gas Corporation, Barrister Energy, LLC., and all of the Members of Barrister Energy, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2020)
10.4	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.5	Investment Banking/Corp Advisory Agreement by Newbridge Securities Corporation and CoJax Oil and Gas Corporation, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.6	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)
10.9	Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10	Debt Exchange Agreement, dated November 16, 2021, by and between the Company and Central Operating, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 19, 2021)
10.11	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)
10.12	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)
10.13	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 4, 2022)
10.14	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 4, 2022)
10.15	NONOP purchase and sale agreement dated November 8, 2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.16	BUCKLEY purchase and sale agreement dated October 15, 2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.17	Employment Agreement between William R. Downs and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
10.18	Employment Agreement between Jeffrey J. Guzy and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
21.1	Subsidiaries of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 21.1 to the Form S-1 Registration Statement filed with the Commission on June 24, 2021)
23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2025).
31.1*	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Barrister Energy, LLC Oil Leases (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 14, 2021)
99.2	Reserve Report, Netherland, Sewell & Associates, Inc., Texas Registered Engineering Firm F-2699 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2025)

* Filed Herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date:	September 10, 2025

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	September 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date:	September 10, 2025

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	September 10, 2025