Form 10-Q
period 2025-09-30
CoJax Oil & Gas Corp
filed 2025-11-12
CIK 1763925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 14,168,755 shares were outstanding as of November 12, 2025.

CoJax Oil and Gas Corporation

Form 10-Q
For the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
ASSETS
Current Assets
Cash	$71,119	$46,738
Accounts receivable	119,399	147,082
Prepaid expenses	13,000	21,210
Total Current Assets	203,518	215,030
Properties and Equipment
Oil and natural gas properties at cost	11,065,307	11,065,307
Less: Accumulated depletion	(1,042,492)	(766,901)
Total Properties and Equipment, net	10,022,815	10,298,406
Total Assets	10,226,333	10,513,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	179,207	113,473
Workover expense payable	18,029	40,334
Accrued salaries and payroll taxes	869,700	1,059,281
Current portion of notes payable	10,164	10,088
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,180,101	1,326,177
Long-term Liabilities
Asset retirement obligations	586,484	553,538
Note payable, net of current portion	3,374	11,007
Total Long-term Liabilities	589,858	564,545
Total Liabilities	1,769,959	1,890,722

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 13,998,639 shares issued and outstanding, at September 30, 2025 and December 31, 2024 respectively.	141,687	139,986
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	20,846,615
Accumulated deficit	(12,880,459)	(12,373,887)
Total Stockholders’ Equity	8,456,374	8,622,714
Total Liabilities and Stockholders’ Equity	$10,226,333	$10,513,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Revenues	$212,868	$250,619	$784,714	$750,678

Operating costs and expenses:
Lease operating expenses	143,715	110,318	367,340	273,801
General and administrative expenses	135,813	205,508	614,394	730,054
Depletion and accretion on discounted liabilities	90,757	83,978	308,537	273,634
Total operating costs and expenses	370,285	399,804	1,290,271	1,277,489

Loss from Operations	(157,417)	(149,185)	(505,557)	(526,811)

Other expense:
Interest expense, net	(288)	(573)	(1,015)	(871)
Total other expense	(288)	(573)	(1,015)	(871)

Net Loss	$(157,705)	$(149,758)	$(506,572)	$(527,682)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted average number of common shares outstanding during the period - basic and diluted	14,173,755	13,979,596	14,111,441	11,832,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—
Net loss for the three months ending March 31, 2024	—	—	—	—	—	—	(303,486)	(303,486)
Balance, March 31, 2024	—	$—	10,465,902	$104,659	$10,000	$13,816,468	$(11,067,527)	$2,863,600
Common stock issued for acquisitions	—	—	1,320,755	13,208	—	2,628,303	—	2,641,511
Net loss for the three months ending June 30, 2024	—	—	—	—	—	—	(74,438)	(74,438)
Balance, June 30, 2024	—	$—	11,786,657	$117,867	$10,000	$16,444,771	$(11,141,965)	$5,430,673
Common stock issued for acquisitions		---	2,211,982	22,119	---	4,401,844	---	4,423,963
Net loss for the three months ending September 30, 2024	—	—	—	—	—	—	(149,758)	(149,758)
Balance, September 30, 2024	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(11,291,723)	$9,740,878

Balance, December 31, 2024	—	—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908
Common stock issued for accrued salaries	—	—	170,116	1,701	—	338,531	—	340,232
Net loss for the three months ending June 30, 2025	—	—	—	—	—	—	(204,061)	(204,061)
Balance, June 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,722,754)	$8,614,079
Net loss for the three months ending September 30, 2025	—	—	—	—	—	—	(157,705)	(157,705)
Balance, September 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,880,459)	$8,456,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2025	2024
Cash flows from operating activities:
Net loss	$(506,572)	$(527,682)
Adjustments to reconcile Net loss to net cash provided by operations:
Depletion expense	275,591	262,348
Accretion of asset retirement obligation	32,946	11,286
Common stock issued for services and salaries	—	99,000
Changes in operating assets and liabilities:
Accounts receivable	27,683	35,106
Prepaid expense	8,210	(18,652)
Accounts payable and accrued liabilities	194,080	197,813
Net cash provided by operating activities	31,938	59,219

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(7,557)	(7,477)
Net cash used in financing activities	(7,557)	(7,477)

Net change in cash	24,381	51,742
Cash at beginning of period	46,738	75,908
Cash at end of period	$71,119	$127,650

Supplemental disclosure of non-cash activities:
Cash paid for interest and taxes	$129	$211
Supplemental disclosure of non-cash financing activities:
Common shares issued for acquisitions	$—	$7,065,473
Common shares issued upon conversion of Series A Preferred shares	$—	$2,100,000
ARO assumed from acquisitions	$—	$123,234
Change in estimate of asset retirement obligation asset and liability	$—	$14,727
Common shares issued for accrued salaries	$340,232	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

CoJax Oil & Gas Corporation, a Virginia corporation (“Company”), was incorporated on November 13, 2017. The Company is based in Shreveport, Louisiana, with a wholly owned subsidiary, Barrister Energy LLC (“Barrister”), a Mississippi limited liability company, based in Laurel, Mississippi.

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

Since inception, the Company has been engaged in organizational activities and had limited revenue-generating operations prior to the periods covered by this Quarterly Report. The Company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this quarterly report. The company runs all operations of its current acquisitions through Barrister Energy LLC, the operational subsidiary.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations, and the inputs used in calculating stock-based compensation. Actual results could differ from those estimates and would affect future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2025, and December 31, 2024, the Company had no cash equivalents.

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history, and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, US GAAP requires that if the expected future undiscounted cash flows from an asset are less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total undiscounted future net revenues expected from that asset, slight changes in the estimates used to determine future net revenues from an asset could lead to the necessity of recording a significant impairment of that asset.

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

During the year ended December 31, 2024, the Company recorded impairments of $922,932 on oil and gas properties. There were no impairments recorded during the nine months ended September 30, 2025, and 2024.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2025, and 2024.

Fair Values of Financial Instruments

The Company had no financial instruments for the nine months ended September 30, 2025, or for the year ended December 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025, and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Crude oil revenues	$212,868	$250,619	$784,714	$749,851
Gas revenues	—	—	—	827
Total revenues	$212,868	$250,619	$784,714	$750,678

All revenues are from production from the Gulf States Drill Region.

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performance and an allowance for expected credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the three and nine months ended September 30, 2025 and 2024. At both September 30, 2025, and December 31, 2024, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of September 30, 2025, or as of December 31, 2024.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and December 31, 2024, the Company had 0 potentially dilutive common shares outstanding.

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

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2025, and December 31, 2024, the Company had no exposure in excess of insurance.

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

The Company did not complete any acquisitions during the nine months ended September 30, 2025. At September 30, 2025, the Company had leased oil and gas properties assets valued at $10,022,815.

Balance, December 31, 2024	$10,298,406
Depletion expense	(275,59	1)
Balance, September 30, 2025	$10,022,815

We recorded depletion expense of $79,651 and $275,591 for the three and nine months ended September 30, 2025, respectively, and recorded depletion expense of $78,269 and $262,348 for the three and nine months ended September 30, 2024, respectively.

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

Balance, December 31, 2024	$553,538
Accretion expense	32,946
Balance, September 30, 2025	$586,484

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2025	December 31, 2024
SBA PPP Loan	$13,538	$21,095
Notes payable – related party	103,001	103,001
Total notes payable	116,539	124,096
Less: current portion	(113,165)	(113,089)
Notes payable net of current portion	$3,374	$11,007

SBA PPP Loan

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On September 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note was converted to a five-year loan bearing interest at 1% per annum beginning on January 1, 2022.

Related Party

The Company has issued several unsecured promissory notes to a related party, the CFO of the Company, in the total principal amount of $113,000 The related party notes bear interest at 2% per annum. Principal and accrued interest on all notes mature on December 31, 2025.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ending September 30, 2025 and the year ending 2024, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital

As of September 30, 2025, the Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01.

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

Capital Contributions

During the periods ending September 30, 2025, and September 30, 2024, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at September 30, 2025, and December 31, 2024. Additionally, the Company has no known contingencies as of September 30, 2025, and December 31, 2024.

Purchase Commitments

The Company has no purchase obligations at September 30, 2025 and December 31, 2024.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management determined that there were no reportable subsequent events to be disclosed.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

Results of Operations – For the Three and Nine Months Ended September 30, 2025, and 2024

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change	Change			Change	Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenues	$212,868	$250,619	$(37,751)	(15.1)%	$784,714	$750,678	$34,036	4.5%
Lease operating expenses	143,715	110,318	33,397	30.3%	367,340	273,801	93,539	34.2%
General & administrative expenses	135,813	205,508	(69,695)	(33.9)%	614,394	730,054	(115,660)	(15.8%)
Depletion and accretion on discounted liabilities	90,757	83,978	6,779	8.1%	308,537	273,634	34,903	12.8%
Loss from operations	(157,417)	(149,185)	(8,232)	5.5%	(505,557)	(526,811)	21,254	(4.0%)
Interest expense, net	(288)	(573)	285	(49.7)%	(1,015)	(871)	(144)	16.5%
Net loss	$(157,705)	$(149,758)	$(7,947)	5.3%	(506,572)	(527,682)	21,110	(4.0%)

Revenues

Revenues were $212,868 and $784,714 for the three and nine months ended September 30, 2025, compared to $250,619 and $750,678 for the three and nine months ended September 30, 2024. The decrease in revenue of 15.1% for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a decrease in the average sale price for crude oil. The increase in revenue of 4.5% for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by production in the Liberty and Pine Grove Assets during the first quarter of 2025, which were acquired in May 2024 and August 2024, respectively.

Lease Operating Expenses

Lease operating expenses were $143,715 and $367,340 for the three and nine months ended September 30, 2025, compared to $110,318 and $273,801 for the three and nine months ended September 30, 2024, representing an increase of 30.3% or $33,397 and 34.2% or $93,539, respectively. The increase in expense for both periods presented was primarily attributable to the Liberty and Pine Grove Assets.

Loss from Operations

Total operating loss was $157,417 and $149,185 for the three months ended September 30, 2025 and 2024, respectively. The increased loss was driven by a decrease in revenues during the third quarter.

Total operating loss was $505,557 and $526,811 for the nine months ended September 30, 2025 and 2024, respectively. The decreased loss was primarily driven by revenues earned in the first quarter of 2025, lending to a net increase in revenue for the nine-month period, and an increase in lease operating expenses. These increases were partially offset by a decrease of $115,660 in general and administrative expenses driven by a reduction in payroll expenses.

Other Expense, Net

Other expense, net was $288 and $1,015 for the three and nine months ended September 30, 2025, as compared to $573 and $871 for the three and nine months ended September 30, 2024, due to an increase in interest expense.

Net Loss

As a result of the above factors, for the three and nine months ended September 30, 2025, the Company had a net loss of $157,705 and $506,572 as compared to a net loss of $149,758 and $527,682 for the three and nine months ended September 30, 2024.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine month periods ended September 30, 2025, and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Oil volume (Bbls)	3,108	3,523	11,490	10,249
Natural gas volume (Mcf)	—	—	—	225
Total Production (Boe)	3,108	3,523	11,490	10,287

Average Sales Price:
Oil price (per Bbl)	$62.97	$70.56	$67.17	$92.92
Gas price (per Mcf)	—	—	—	4.16
Total per BOE	$62.97	$70.56	$67.17	$92.67

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $71,119 at September 30, 2025 compared to $46,738 at December 31, 2024. For the nine months ended September 30, 2025, the Company had net cash provided by operating activities of $31,938 compared to $59,219 provided by operating activities for the same period of 2024. The decrease in cash provided by operating activities was driven by the lack of common stock issuances for services and salaries during the period, and by a net loss increase.

Net cash used in investing activities was $0 for the nine months ended September 30, 2025, and September 30, 2024.

Net cash used in financing activities was $7,557 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $7,477 for the same period in 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following documents are filed as exhibits to this Quarterly Report.

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

Date: November 12, 2025	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer
(Principal Financial and Accounting Officer)