Form 10-K
period 2025-12-31
CoJax Oil & Gas Corp
filed 2026-03-25
CIK 1763925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 333-232845

COJAX OIL and GAS CORPORATION

 (Exact name of Registrant as specified in its charter)

Virginia	46-1892622
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4830 Line Ave. #152 Shreveport, Louisiana	71106
(Address of Principal Executive Offices)	(Zip Code)

(703) 479-8538

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive owners during the relevant reporting period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of the last business day of the Registrant’s most recently completed fiscal quarter was $15,046,671.

On March 24, 2026, there were 14,168,755 outstanding shares of common stock of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CoJax Oil and Gas Corporation

 Form 10-K

 For the Fiscal Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause changes in our actual results and reflect the current view about future events and are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Such statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “will,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained or incorporated by reference in this Annual Report speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates, and expectations. Forward-looking statements contained or incorporated by reference herein include or may include, but are not limited to, statements about:

●	our business strategy;
●	our plans, objectives, expectations, and intentions;
●	our future operating results and future operating results of Barrister as a wholly-owned subsidiary of CoJax;
●	the competitive nature of the industry in which we will conduct our business;
●	crude oil and natural gas commodity prices;
●	The supply and demand for oil, natural gas, and other products or services, including impacts of actions taken by OPEC and other state-controlled oil companies;
●	the impact of adverse weather conditions and unexpected events like the COVID-19 pandemic and other pandemics or epidemics;
●	the effects of government regulation and changes in that regulation;
●	geopolitical and business conditions in key regions of the world;
●	the effect of a loss of, or the financial distress of, one or more key customers of our future, proposed oil production;
●	our ability to obtain or renew customer or supply contracts;
●	the effect of a loss of, or interruption in operations of, one or more key vendors, suppliers or contractors;
●	our ability to maintain the right level of commitment under any future oil supply agreements;

●	the market price and availability of materials or equipment;
●	the impact of new technology on oil exploration and production and our ability to acquire and use that technology;
●	our ability to employ or engage as contractors a sufficient number of skilled and qualified workers and to retain key management;
●	our ability to obtain permits, approvals, and authorizations from governmental and third parties;
●	our ability to consummate planned acquisitions and future capital expenditures;
●	our ability to maintain effective information technology systems and guard against cyber-attacks or hacking;
●	our ability to maintain an effective system of internal controls over financial reporting;
●	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital to acquire and expand oil drilling and production and to fund overhead and our ability to service our debt obligations; and
●	the market volatility of our stock.
●	cybersecurity threats, including increased use of artificial intelligence technologies;

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

COMMONLY USED ABBREVIATIONS AND DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our,” refer to CoJax Oil and Gas Corporation, a Virginia corporation, and its wholly-owned subsidiary, Barrister Energy, L.L.C., a Mississippi limited liability company (“Barrister”). In addition, below are abbreviations and definitions of certain terms used in this Annual Report commonly used in the oil and natural gas industry:

●	“ARO” means asset retirement obligation;
●	“Bbl” means one stock tank barrel, of 42 U.S. gallons liquid volume;
●	“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree of Fahrenheit;
●	“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate;
●	“Commission” or “S.E.C.” means the U.S. Securities and Exchange Commission;
●	“Company Oil Rights” means the crude oil and natural gas exploration and production leases and rights owned or controlled by the Company (as more fully described under “Business – Company Oil Rights” below).
●	“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency;
●	“COP” means Central Operating, L.L.C., a Mississippi limited liability company
●	“Deep drill well” or “deep drilling rig” means a drilled oil well approximately 10,000’ deep or a drilling rig capable of drilling to depths of approximately 10,000 feet or more;
●	“Developed acreage” means the number of acres that are allocated or assignable to productive wells or wells capable of production;
●	“Development well” means a well drilled within the proved area of a crude oil, NGL, or natural gas reservoir to the depth of a stratigraphic horizon (rock layer or formation) known to be productive for the purpose of extracting proved crude oil, NGL, or natural gas reserves.
●	“Differential” means the difference between a benchmark price of crude oil and natural gas and the wellhead price received.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;
●	“Formation” means a layer of rock that has distinct characteristics that differ from nearby rock;
●	“Gas” means natural gas;
●	“Gulf States Drill Region” means the geographic area(s) where oil and gas leases, drilling, and production rights, are located. The Gulf States Drill Region extends from Texas to the Florida Panhandle along the Gulf Coast Region – both onshore and offshore. Prolific oil and natural gas production from variable formations and depths exists within this geographic boundary.
●	“Hydraulic fracturing” means the technique of improving a well’s production by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or natural gases may more easily flow through the formation;

●	“Mcf” means one thousand cubic feet of natural gas;
●	“MMBtu” means one million Btu;
●	“MMcf” means one million cubic feet of natural gas;
●	“NGL” means natural gas liquids;
●	“NYMEX” means the New York Mercantile Exchange;
●	“Oil” means crude oil that has not been refined or processed;
●	“OPEC” means the Organization of Petroleum Exporting Countries;
●	“Possible reserves” means the additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves;
●	“Probable reserves” means the additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but which together with proved reserves, are as likely as not to be recovered;
●	“Productive well” means a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes;
●	“Proved reserves” means the quantities of crude oil, NGLs and natural gas, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time;
●	“Prospect” means a specific geographic area which, based on supporting geological, geophysical, or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have the potential for the discovery of commercial hydrocarbons;
●	“Recompletion” means the process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production;
●	“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;
●	“Resources” means quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations;
●	“Securities Act” means the Securities Act of 1933, as amended;
●	“Smackover Trend” means a regional boundary where the Smackover formation exists below the surface of the ground.
●	“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;
●	“Undeveloped acreage” means acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil, NGLs, and natural gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage includes net acres held by operations until a productive well is established in the spacing unit;

●	“Unit” means the joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;
●	“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty or carried basis;
●	“WTI” means West Texas Intermediate, a light, sweet blend of oil produced from the fields in West Texas.

PART I

ITEM 1. BUSINESS

Overview

We are an early-stage development oil and gas company seeking to become an independent energy company. Our assets and principal properties are located in the Gulf States Drill Region, where we target acquisition and subsequent exploitation and development of crude oil and natural gas, including acquisitions of hydrocarbon revenues and underlying oil and gas exploration and production rights. We believe that we can establish a profitable niche in crude oil and natural gas production due to the quality of the light sweet crude oil produced from the Gulf States Drill Region, which is cheaper to refine than crude oil from other regions of the U.S. and Canada.

The Company was incorporated in the Commonwealth of Virginia on November 13, 2017, and started its operations on November 17, 2020, upon an acquisition (the “Barrister Acquisition”) of all outstanding capital of Barrister, including all of Barrister’s crude oil and natural gas exploration and production leases and rights owned or controlled by Barrister.  In consideration for the Barrister Acquisition, the Company issued 3,650,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) to the members of Barrister and assumed Barrister’s debt obligations to Central Operating, LLC (“COP”) in principal amount of $2,700,000, which was discharged on November 16, 2021 pursuant to a debt exchange agreement between the Company and COP in exchange for the issuance of 1,350,000 shares of the Company’s Common Stock to COP. Currently we are producing very limited crude oil production from limited production operations as a result of the Barrister Acquisition. It is insufficient to fund new acquisitions or drilling without additional funding or equity transactions.

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

While the Company acquired these new properties, including drilling wells, currently, these wells have very limited production, not sufficient for the Company to become profitable.

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

On July 1, 2025, the Board of Directors of CoJax Oil and Gas Corporation approved a Reassignment Agreement by which the Company assigned and conveyed 100% of its interest in the NONOP Assets back to Taxodium Energy, LLC and its affiliates due to diminishing operating margins the Company elected to dispose of its interests in the NONOP Assets.. On October 22, 2025, pursuant to the Reassignment Agreement, the Company transferred to Taxodium 100% ownership, right, title and interests in the aforementioned NONOP Assets. As consideration for the reassignment, Taxodium fully released and canceled all outstanding payables related to the NONOP Assets.

Our Growth Strategy

The Company is seeking to acquire existing underexploited conventional and unconventional oil and natural gas producing properties and rights in the Gulf States Drill Region. These properties typically contain upside potential through operational efficiencies, recompletions to behind pipe zones and infill drilling.  Our long-term goal is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles. Our ability to implement our business plan is subject, in part, in our ability to timely raise adequate and affordable funding from investors or lenders for establishing acquisitions. Our first acquisition was Barrister, followed by the acquisition of NONOP Assets and Buckley Assets in the fourth quarter of 2022. In 2024, we acquired the non-operated interests of Liberty Operating Company, LLC in three separate fields located within Mississippi. Our efforts now involve raising sufficient working capital to perform planned well work on existing properties to increase gross production and cash flow.

The Company will continue to seek acquisitions that can be obtained in exchange for the Company’s stock or under an earn-out arrangement. Preference is given to existing producing properties or companies wishing to divest all their assets. Acquisition of a company that holds oil and lease rights affords the company the advantage of bypassing the long process of acquiring oil leases and rights and existing drilling operations with in-place management in a single transaction.

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

As shown in the tables below, production has improved over the three-year period presented. However, the Company will not be able to increase production until sufficient financial resources are secured through debt and equity financing.

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

Current Barrister Energy Properties.  During the year ended December 31, 2024, we acquired interest in 24 wells. During the year ended December 31, 2025, we disposed of our interest in 28 wells. As of the date of this Annual Report, we have interests in 27 wells.

The table below summarizes production, average production prices, and average production costs by final product sold for the last three years. All production during the three years presented occurred in the United States.

	For the Year Ended December 31,
	2025	2024	2023
Net Production:

Oil (Bbl)	14,636	14,220	12,664

Natural Gas (Mcf)	—	225	4,940

Total (BOE)	14,636	14,257	13,488

Average Production Prices:

Oil (Bbl)	$67.75	$71.38	$79.61

Natural Gas (Mcf)	$—	$4.54	2.88

Average Production Costs

Production Costs (per BOE)	$28.56	$25.05	$18.43

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

Oil and Gas Properties, Wells, Operations, and Acreage

Gross and Net Productive Wells

	Year-End 2025				Year-End 2024				Year-End 2023
	Oil		Gas		Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	27	26.8	—	—	55	28	—	—	30	6	—	—
Total Consolidated Subsidiaries	—	—	—	—	55	28	—	—	30	6	—	—
Total gross and net productive wells	27	26.8	—	—	55	28	—	—	30	6	—	—

Gross and Net Developed Acreage

	Year-End 2025		Year-End 2024		Year-End 2023
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	3,164	2,935	8,004	3,437	5,208	782
Total Consolidated Subsidiaries	3,164	2,935	8,004	3,437	5,208	782

Total gross and net developed acreage	3,164	2,935	8,004	3,437	5,208	782

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Gross and Net Undeveloped Acreage

	Year-End Need		Year-End 2024		Year-End 2023
	Gross	Net	Gross	Net	Gross	Net
	(acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	644	586	3,244	612	2,600	26
Total Consolidated Subsidiaries	644	586	3,244	612	2,600	26

Total gross and net undeveloped acreage	644	586	3,244	612	2,600	26

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

Government Regulation

Companies with oil and natural gas operations such as the Company are subject to various types of legislation, regulation, and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry are under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will be required to comply.

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

On January 20, 2025, President Trump signed several energy-related executive orders intended to boost U.S. oil and gas production and exports by declaring a national energy emergency, removing regulatory barriers, including the Biden Administration’s restrictions on oil and gas production in Alaska, and expediting permitting approval for oil and gas projects. It also opened areas for oil and gas development including the Arctic National Wildlife Refuge. These executive orders give the executive branch more power to expedite approval for building infrastructure for “energy resources” defined as “crude oil, natural gas, lease condensates, natural gas liquids, refined petroleum products, uranium, coal, biofuels, geothermal heat, the kinetic movement of flowing water, and critical minerals.” It includes two provisions directly relevant to the oil and gas market. It mandates all agencies to conduct immediate review of all existing regulations, orders, guidance documents, policies and other actions that “burden the development of domestic energy resources,” with a focus on oil, natural gas, coal, hydropower, biofuels, critical mineral, and nuclear energy resources and ends the Biden Administration’s pause on approval of liquified natural gas exports and requests the Secretary of Energy to restart reviews of applications for approvals of liquified natural gas export projects as expeditiously as possible.

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

Environmental, Health and Safety Regulations

The exploration, development, production, gathering and processing of oil and natural gas are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including, but not limited to: the Oil Pollution Act of 1990, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Occupational Safety and Health Act, as well as comparable state statutes and regulations. We also may be subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements may have a material adverse impact on the Company. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon "cap and trade" or pricing programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. The Biden administration has made, and the Trump administration may also make additional changes to applicable regulations. There are costs associated with responding to changing regulations and policies, whether such regulations are more or less stringent. Changing laws or regulations may increase the Company’s risk of noncompliance and result in the generation of fines or penalties. As such, there can be no assurance that material costs and liabilities will not be incurred in the future.

Oil Pollution Act of 1990 (the “OPA 90”) and its regulations impose requirements on “responsible parties” related to the prevention of crude oil spills and liability for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or on the exclusive economic zone of the United States. A “responsible party” under the OPA 90 may include the owner or operator of an onshore facility. The OPA 90 subjects responsible parties to strict, joint and several financial liability for removal and remediation costs and other damages, including natural resource damages, caused by an oil spill that is covered by the statue. Failure to comply with the OPA 90 may subject a responsible party to civil or criminal enforcement action.

The Clean Water Act (the “CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the EPA and U.S. Army Corp of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corp’s jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On January 18, 2023, the EPA and the Corps jointly issued a final rule revising the definition of WOTUS that largely returned to the pre-2015 regulatory regime. On September 8, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands only to those that have a continuous surface connection to water bodies. On August 29, 2023, the EPA and the Corps jointly issued a final rule, effective immediately, aligning the regulatory definition of WOTUS with the Supreme Court’s ruling. The new rule has been challenged by several states and industry groups. On November 17, 2025, the EPA and the USACE announced a proposed rule to further revise the definition of WOTUS. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The proposed rule may limit the scope of waters regulated under the CWA. The public comment period for the rule closed on January 5, 2026. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. To the extent the rule or any future rule or court decision expands the scope of the CWA’s jurisdiction, the Company could face increased permitting costs and project delays.

The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the CWA and state statutes enacted to control water pollution and that the requirements, including those under the 2023 WOTUS rule and 2025 WOTUS rule, are not any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on various classes of persons that are considered to have contributed to the release of a “hazardous substance” in the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Although CERCLA generally exempts petroleum from the definition of hazardous substances, our operations may in the future, involve the use or handling of materials that are classified as hazardous substances under CERCLA. Each state also has environmental cleanup laws analogous to CERCLA. RCRA and comparable state and local statues govern the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. Hazardous wastes are subject to more stringent and costly disposal requirements than nonhazardous wastes.

Our operations are also subject to the Clean Air Act ("CAA"), and comparable state and local requirements. The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. EPA issued its final rule on December 2, 2023 that has a number of provisions intended to reduce methane emissions from natural gas and oil operations. On March 12, 2025, EPA Administrator Lee Zeldin announced that the EPA was reconsidering the prior rule, and, on July 28, 2025 and December 3, 2025, the EPA issued an interim final rule and final rule, respectively, extending the deadlines for certain provisions on the rule. We believe our operations will not be materially adversely affected by the new requirements, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. In addition, in August 2022, the Inflation Reduction Act of 2022 was signed into law. Among other things, it created the Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on greenhouse gas emissions from certain facilities that exceed specified emissions levels which imposes a first-time federal fee on methane emissions for the oil and gas sector, the Waste Emissions Charge ("WEC"). In May 2024, the EPA finalized amendments to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the rule expands the emissions events that are subject to reporting requirements to include “other large release events.” The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit challenging the revisions has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge. The final rule included an increasing fee schedule beginning in 2024. In January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act overturning the EPA's WEC rule. The One Big Beautiful Bill Act signed into law by President Trump on July 4, 2025 postpones the implementation of the WEC to 2034. We believe our operations will not be materially adversely affected by the IRA, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities. While these actions eliminate near-term compliance obligations, future regulatory developments remain uncertain and could still impose operational, compliance, or financial impacts on the Company.

Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020; rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting an emissions reduction goal of a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030 and cooperating toward the advancement of the development of alternative sources of energy.

Any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general.

In 2021, the Biden administration issued an Executive Order pausing new natural gas and oil leasing and drilling permits for U.S. public lands and offshore waters until the Secretary of the Interior conducts a comprehensive review and reconsideration of Federal natural gas and oil permitting and leasing practices. In 2022, the Biden administration reopened federal lands for natural gas and oil leasing under a reformed program that significantly reduces the acreage available for lease and, in 2025, President Trump revoked the 2021 Executive Order. We believe our operations will not be materially adversely affected by these changes and expect that the impacts to our operations will be similar to other similarly situated companies involved in natural gas and oil exploration and production activities.

For instance, in January 2021, President Biden issued Executive Order which directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by 2050 or before, designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice among other things. Based on this Executive Order and other findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. On December 2, 2023, the EPA issued a prepublication version of a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. Additionally, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. President Trump issued an executive order directing the notice to the United Nations of the United States’ immediate withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. At the same time, various state and local governments have publicly committed to furthering the goals of the Paris Agreement and many of these initiatives are expected to continue. The full impact of these actions remains unclear. Please see Item 1A—Risk Factors in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions.

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

It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in natural gas and oil exploration and production activities.

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

Employees

We currently have two full-time employees: William R. Downs, our Chief Executive Officer, and Jeffrey J. Guzy, our Chief Financial Officer. The officers devote the number of hours necessary to perform their duties, and each officer, in his sole discretion, determines the extent of the time commitment.

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

Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. Oil is a commodity, and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. Historically, oil prices have been volatile due to sensitivity to political and economic developments or crises. The prices we receive for oil production, and the levels of oil production, depend on numerous factors beyond our control, which include worldwide and regional economic conditions affecting the global supply and demand for oil, such as:

●	levels of production, domestic and worldwide inventories;
●	the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs
●	the price and quantity of foreign imports of oil and their effect on U.S. oil producers;
●	relative price and availability of alternative forms of energy;

●	political and economic geopolitical instability, including the ongoing war between Russia and Ukraine, the conflict in the Middle East, including the recent conflict between the U.S. and Iran, as well as sanctions and other government actions arising from these conflicts, and conditions in or affecting other oil-producing regions or countries, including Africa, South America, which significantly affects global oil market price;

●	actions of the OPEC, its members, and other state-controlled oil companies relating to oil price and production controls, especially production disputes between Saudi Arabia and Russia, who often have different goals
●	the level of global exploration, development, and production of oil
●	the proximity, capacity, cost, and availability of oil gathering and transportation facilities; ·
●	localized and global oil supply and demand fundamentals and transportation availability
●	the cost of exploring for, developing, producing, and transporting oil which cost may go up due to oil storage surpluses created by COVID-19 pandemic
●	weather conditions and other natural disasters, and storms in the Gulf States Drilling Region appear to increase in intensity in the past five years
●	technological advances affecting oil consumption, especially the growing production of electric-powered cars, trucks, and buses

●	the price and availability and consumer demand for alternative fuels to oil and reduction in the use of products that are made from oil, especially certain plastics, which demand is fueled by environmental concerns
●	climate control legislation that increases the cost and lowers the demand for oil by providing incentives and tax benefits for use of non-oil fuels, and
●	effect of existing U.S. federal, state, and local, and non-U.S. governmental regulation and taxes.

These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the three years ended December 31, 2025, NYMEX WTI prices ranged from a high of $95.03 per barrel on September 28, 2023, to a low of $54.98 per barrel on December 16, 2025, and NYMEX Henry Hub prices ranged from a high of $6.40 per MMBtu on February 18, 2025, to a low of $1.21 per MMBtu on November 11, 2024. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices. Specifically, prices of oil, and NGLs may adversely affect our revenues, cash flows, earnings and returns; our ability to attract capital to finance our operations and the cost of the capital; the profit or loss we incur in exploring for and developing our reserves; and the value of our oil and natural gas properties.

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

Cybersecurity attacks in particular are evolving and include, but are not limited to, ransomware or other malicious software, social engineering attacks, deepfakes and artificial intelligence ("AI")-enhanced phishing, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Threat actors may leverage AI and machine learning, technologies to conduct more sophisticated surveillance, reconnaissance and attacks against our systems. We seek to prevent, detect and investigate cybersecurity incidents, but in some cases, we might be unaware of an incident or its magnitude and effects.

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

 The increased use of artificial intelligence (“AI”) technologies, both by the Company and by third parties, may introduce additional cybersecurity and operational risks. AI-enabled applications and services may rely on large volumes of data, third-party models, and cloud-based infrastructure, which could increase exposure to data privacy, security, and intellectual property risks. In addition, threat actors may increasingly leverage AI-enabled techniques to enhance the scale, speed, and sophistication of cyberattacks, including social engineering, phishing, and automated exploitation. While the Company seeks to manage these risks through its cybersecurity and risk management programs, there can be no assurance that such measures will prevent all AI-related security incidents, which could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Our systems for protecting against cyber security risks may not be sufficient. While we have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing, we recognize the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our risk management team will work with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

However, implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities, and infrastructure may require us to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.

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

Risks Relating to Our Common Stock

Our common stock is currently quoted on OTCID market of OTC Markets, Inc.; however, because our common stock was downgraded to Expert Market, a new application for Proprietary Quotations may be required to allow brokers to place proprietary quotations on our stock ... We do not have an active, liquid trading market for our common stock and may never develop it.

In October 2021, our Common Stock became eligible for quotations on OTC Markets. Between October 2021 and July 2023, our stock was quoted at the time on the OTC Pink marketplace, which published brokerage quotations; however, because we were delinquent with our reporting obligations and did not file our 2022 annual report and 2023 quarterly reports timely, our stock was downgraded to Expert Market marketplace until we filed all required reports. While our common stock is currently trading on the OTCID Marketplace, which is a new tier of OTC Markets, indicating that companies on that tier complies with all SEC reporting obligations and additional obligations imposed by OTC Markets, that are current our stock is not eligible for proprietary broker-dealer quotations, and all quotes of our common stock reflect unsolicited customer orders. These unsolicited-only stocks have a higher risk of wider spread, increased volatility, and price dislocations. To be eligible for public brokerage quotations and to provide continuous market making, a market maker needs to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA. Even if our stock becomes eligible for proprietary quotations, the trading on the OTCID marketplace, which is the basic marketplace, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has a risk-based cybersecurity program, designed to protect the Company’s operations and information assets. The Company constantly assesses its cybersecurity risks by evaluating the likelihood of occurrence and the potential impact on the business. The risk identification process considers those common in the oil and gas industry and those that pertain to the technologies within the Company’s applications and infrastructure.

We use several key risk mitigation processes and software tools in place to prevent, detect, and respond to cybersecurity attacks. Multi-factor authentication and privileged access are required to access the Company’s network in order to protect internal data and ensure appropriate access. The Company utilizes security vulnerability scanning software and 24/7 monitoring in an effort to detect and prevent significant cybersecurity threats as well as uses email and spam filtering.

The Company also uses a backup and recovery methodology that supports the replication of data across multiple secure data centers with the intent to prevent local and cloud backup data from accidental destruction and unavailability in the event of data loss or a major cyber event. The Company also has contracted retainers with third party vendors in the event they are required to assist during a major cybersecurity incident.

Security due diligence is performed when considering purchasing third party software and utilizing third party hosted providers. This evaluation considers the security architecture, confidentiality and criticality of data, as well as methods and practices used by third party vendors to encrypt, transmit, store, back up, and recover data.

Governance

The board of directors of the Company has oversight of the Company’s risk management, including cybersecurity. The Company’s senior officers are responsible for cybersecurity risk management and regularly communicate with the board of directors regarding risks and threats, including the status of current cybersecurity risk prevention and threat detection efforts. Jeffery Guzy, Chief Financial Officer is the primary individual responsible for assessing and managing cybersecurity risks. He has extensive experience managing information technology departments of oil and gas organizations. This includes responsibilities for securing the solutions, data, and infrastructure for both corporate and field operations technology. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security.

The Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Please see Item 1A—Risk Factors— “Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations and, if we are unable to obtain and maintain adequate protection for our data, our business may be adversely affected” in this Annual Report on Form 10-K for further discussion regarding the Company’s cybersecurity risks.

Recognizing the critical importance of robust cybersecurity measures, the Company is committed to developing, implementing and maintaining measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team actively evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. The Company utilizes third party dedicated servers to protect its confidential information and has installed malware detection applications to monitor any security breaches. To date, our operations or financial standing have not been materially impaired by any cybersecurity challenges. Looking ahead, the Company will mandate comprehensive cybersecurity training for both the Board and employees, covering key areas such as physical security of assets, data privacy and other information security policies and procedures.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the OTCID marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “CJAX.” However, because our common stock was temporarily downgraded to Expert Market, it is not currently eligible for proprietary broker-dealer quotations, and all quotes of our common stock reflect unsolicited customer orders. We need a market maker to submit a new application under SEC Rule15c2-11 which needs to be approved by FINRA to become eligible again for proprietary quotations. Currently only a very limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

As of December 31, 2025, there were 67 stockholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company adopted the 2018 Equity Incentive Plan on December 31, 2018.  No awards were granted under the 2018 Equity Incentive Plan as of December 31, 2025.

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

Risks and Uncertainties

Oil and natural gas prices have and may continue to be volatile. Recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in the fourth quarter of 2025 from their earlier highs in 2023. Although supply has increased throughout the last three years, there is still an element of volatility and uncertainty that we expect to continue at least for the near-term and possibly longer, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.

Results of Operations

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	For the Year Ended December 31,
			Change	Change
	2025	2024	Amount	%
Revenues	$963,621	$971,686	$(8,065)	(0.8%	)
Lease operating expenses	417,967	355,644	62,323	17.5%
General & administrative expenses	775,792	919,994	(144,202)	(15.7%	)
Depletion and accretion on discounted liabilities	397,022	382,061	14,961	3.9%
Impairment expense	402,152	922,932	(520,780)	(56.4%	)
Loss from operations	(1,029,312)	(1,608,945)	579,633	(36.0%	)
Other expense, net	(79,897)	(901)	(78,996)	(8767.6%	)
Net loss	$(1,109,209)	$(1,609,846)	$500,637	(31.1%	)

Revenues

Revenues were $963,621 for the year ended December 31, 2025, and $971,686 for the year ended December 31, 2024. The Company is an early-stage company and began producing significant revenue in 2023. The decrease in revenue of $8,065 is attributable to the decrease in oil prices since prior year and disposal of certain mineral and oil and gas interests during 2025.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. General and administrative expenses were $775,792 for the year ended December 31, 2025, compared to $919,994 in the same period in 2024, representing a decrease of 15.7% or $144,202. The decrease was primarily driven by a decrease in payroll expenses.

Lease Operating Expenses

Lease operating expenses were $417,967 for the year ended December 31, 2025, compared to $355,644 in the same period in 2024. The increase in lease operating expenses of 17.5% or $62,323 was primarily driven by the result of a full year of operating expenses related to the 2024 acquisition of additional mineral and oil and gas interests that occurred in Q2 and Q3 2024.

Loss from Operations

Total operating loss was $1,029,312 for the year ended December 31, 2025, and $1,608,945 for the year ended December 31, 2024. The change in loss was primarily driven by the decrease in impairment expense and general and administrative expenses, offset by an increase in lease operating expenses.

Other Expense, Net

Other expense, net was ($79,897) for the year ended December 31, 2025, compared to ($901) for the same period in 2024. The increase in other expense, net, was attributable to a loss on disposition of proved reserves not present in the prior year.

Net Loss

As a result of the above factors, there was a net loss of $1,109,209 for the year ended December 31, 2025, compared to a net loss of $1,609,846 in the same period of 2024.

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash and cash equivalents of $77,219 at December 31, 2025. During the year ended December 31, 2025 the Company generated $40,569 in operating cash flows. Prior to the year ended December 31, 2025 the Company had incurred net operating losses and operating cash flow deficits since its inception. Historically, the primary sources of financing have been a combination of loans or contributions of Jeffrey J. Guzy, an officer and director of the Company, and $53,000 raised in the public offering.  This limited funding has been inadequate as of the date of this Annual Report to fund our business strategy. The Company has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain additional financing.

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

Working Capital (Deficit)

The following table summarizes our total current assets, total current liabilities, and working capital (deficit) as of December 31, 2025, and December 31, 2024:

	As of	As of
	December 31, 2025	December 31, 2024
Current assets	$207,756	$215,030
Current liabilities	1,183,826	1,326,177
Working capital deficit	$(976,070)	$(1,111,147)

Cash Flows

Changes in the net cash provided by and (used in) operating, investing, and financing activities for the years ended December 31, 2025, and December 31, 2024, are set forth in the following table:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net cash provided by/(used in) operating activities	$40,569	$(19,187)
Net cash provided by investing activities	—	—
Net cash used in financing activities	(10,088)	(9,983)
Cash at beginning of period	46,738	75,908
Net increase (decrease) in cash	$30,481	$(29,170)

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in accounts receivables balances, prepaid expenses, accounts payables, and accrued expenses. For the period ended December 31, 2025, net cash provided by operating activities was $40,569 compared to net cash used in operating activities of $19,187 for the period ended December 31, 2024. The net increase in operating cash flows was primarily attributable to the reduction in net loss between periods, the noncash settlement of payables related to the disposition of proved reserves in 2025, offset by the transfer of receivables related to the disposed proved reserves.

Net cash used in investing activities was $0 for both the periods ended December 31, 2025, and December 31, 2024.

Total net cash used in financing activities was $10,088 for the period ended December 31, 2025. Net cash used in financing activities was $9,983 for the period ended December 31, 2024. The net increase was due to the increase in payments made on the SBA PPP loan.

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

Our estimates of reserves and future cash flow as of December 31, 2025, and 2024 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2025, and 2024, respectively, in accordance with SEC guidelines.  As of December 31, 2025, our reserves are based on an SEC average price of $62.73 per Bbl of WTI oil posted and $3.201 per MCF natural gas. As of December 31, 2024, our reserves are based on an SEC average price of $73.68 per Bbl of WTI oil posted and $2.013 per MCF natural gas. Prices are adjusted by local field and lease level differentials and are held constant for the life of reserves in accordance with SEC guidelines.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS	PAGE

Reports of Independent Registered Public Accounting Firms	F 42

Financial Statements:

Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024	F 43

Consolidated Statements of Operations for the years ended December 31, 2025, and December 31, 2024	F 44

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, and 2024	F 45

Consolidated Statements of Cash Flows for the years ended December 31, 2025, and December 31, 2024	F 46

Notes to Consolidated Financial Statements	F 47 – F 62

F 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CoJax Oil and Gas Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CoJax Oil and Gas Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 24, 2026

F 42

CoJax Oil and Gas Corporation

 Consolidated Balance Sheets

	As of	As of
	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$77,219	$46,738
Accounts receivable, net	109,953	147,082
Prepaid expenses	20,584	21,210
Total current assets	207,756	215,030
Property and Equipment:
Oil and gas properties at cost
Proved Properties	8,105,480	8,895,495
Unproved Properties	2,169,812	2,169,812
Less: Accumulated depletion	(900,012)	(766,901)
Total property and equipment - net	9,375,280	10,298,406

Total assets	$9,583,036	$10,513,436

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,365	$113,473
Workover expense payable	2,205	40,334
Accrued salaries and payroll taxes	937,065	1,059,281
Current portion of notes payable	10,190	10,088
Notes payable – related party	103,001	103,001
Total current liabilities	1,183,826	1,326,177
Long-term liabilities:
Asset retirement obligations	544,656	553,538
Notes payable, net of current portion	817	11,007
Total long-term liabilities	545,473	564,545

Total liabilities	1,729,299	1,890,722

Stockholders’ equity:
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 0 Series A shares, $0.01 par value issued and outstanding at December 31, 2025 and 2024, respectively.	—	—
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 13,998,639 shares issued and outstanding at December 31, 2025 and 2024, respectively.	141,687	139,986
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	20,846,615
Accumulated deficit	(13,483,096)	(12,373,887)

Total stockholders’ equity	7,853,737	8,622,714

Total liabilities and stockholders’ equity	$9,583,036	$10,513,436

See accompanying notes to consolidated financial statements.

F 43

CoJax Oil and Gas Corporation

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Revenues	$963,621	$971,686

Operating costs and expenses:
Lease operating expenses	417,967	355,644
General and administrative expenses	775,792	919,994
Depletion and accretion on discounted liabilities	397,022	382,061
Impairment expense	402,152	922,932
Total operating costs and expenses	1,992,933	2,580,631

Loss from operations	(1,029,312)	(1,608,945)

Other income (expense):
Other income and expense	897	2,690
Loss on disposition of proved reserves	(78,326)	-
Interest expense	(2,468)	(3,591)
Total other income (expense)	(79,897)	(901)

Net loss	$(1,109,209)	$(1,609,846)

Net loss per common share - basic and diluted	$(0.08)	$(0.13)
Weighted average number of common shares outstanding during the period - basic and diluted	14,127,148	12,380,074

See accompanying notes to consolidated financial statements.

F 44

CoJax Oil and Gas Corporation

 Consolidated Statements of Stockholders’ Equity

For the years ending December 31, 2025, and December 31, 2024

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	payable	capital	deficit	equity
Balance, December 31, 2023	105,000	$1,050	9,315,902	$93,159	$10,000	$13,727,918	$(10,764,041)	$3,068,086
Common stock issued for services	—	—	100,000	1,000	—	98,000	—	99,000
Conversion of preferred stock to common stock	(105,000)	(1,050)	1,050,000	10,500	—	(9,450)	—	—

Common stock issued for acquisitions	—	—	3,532,737	35,327	—	7,030,147	—	7,065,474

Net loss for the year ending December 31, 2024	—	—	—	—	—	—	$(1,609,846)	$(1,609,846)
Balance, December 31, 2024			13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Common stock issued for accrued salaries	—	—	170,116	1,701	—	338,531	—	340,232
Net loss for the year ending December 31, 2025	—	—	—	—	—	—	(1,109,209)	(1,109,209)
Balance, December 31, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,483,096)	$7,853,737

See accompanying notes to consolidated financial statements.

F 45

CoJax Oil and Gas Corporation

 Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Operating Activities:
Net loss	$(1,109,209)	$(1,609,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on oil and gas properties	402,152	922,932
Loss on disposition of proved resources	78,326	—
Depletion expense	352,970	346,726
Accretion of asset retirement obligations	44,052	35,335
Common stock issued for services and salaries	—	99,000
Changes in operating assets and liabilities:
Accounts receivable	(177,263)	58,224
Prepaid expense	626	(21,210)
Accounts payable and accrued liabilities	448,915	149,652
Net cash provided by (used in) operating activities	40,569	(19,187)

Investing Activities:
Net cash provided by investment activities	—	—

Financing Activities:
Payments of loans payable – SBA PPP Loan	(10,088)	(9,983)
Net cash used in financing activities	(10,088)	(9,983)

Net change in cash	30,481	(29,170)
Cash - beginning of period	46,738	75,908
Cash - end of period	$77,219	$46,738

Supplemental disclosure of non-cash operating activities:
Cash paid for interest	$413	$1,538
Cash paid for taxes	$9,381	$16,994
Supplemental disclosure of non-cash investing activities:
ARO assumed from acquisitions	$—	$398,358
Change in estimate of ARO Asset and related liability	$—	$14,727
Capital expenditures on oil and natural gas properties included in accounts payable	$9,345	$—
Supplemental disclosure of non-cash financing activities:
Common shares issued for accrued compensation	$340,232	$—
Common shares issued for acquisitions	$—	$7,065,474
Common shares issued upon conversion of Series A Preferred shares	$—	$2,100,000

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

F 47

The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2025, and December 31, 2024, the Company had no cash equivalents.

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

During the years ended December 31, 2025, and 2024, the Company recorded impairments of $402,152 and $922,932, respectively, on oil and gas properties.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the years ending December 31, 2025, and 2024.

F 49

Fair Value of Financial Instruments

The Company had no financial instruments for the year ending December 31, 2025, or for the year ending December 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025, and 2024. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Revenues consist of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Crude oil revenues	$963,621	$971,686
Gas revenues	—	—
Total revenues	$963,621	$971,686

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company did not recognize any write-offs during the years ended December 31, 2025, and 2024. The estimated credit losses is $0 as of December 31, 2025, and 2024.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of December 31, 2025, or as of December 31, 2024.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of both December 31, 2025, and 2024, the Company had 0 potentially dilutive common shares outstanding, respectively.

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

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer as he maintains responsibility for assessment of the Company’s performance and decision-making regarding resource allocation. Consolidated net income (loss) is the performance measure used by the CODM to evaluate the segment’s performance and allocate capital and to monitor budget versus actual results. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Income. Furthermore, the segment’s assets are reported on the Consolidated Balance Sheets as total assets.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included in each reported measure of segment profit or loss. Additionally, the ASU expanded interim disclosure segments. The ASU was adopted by the Company during the year ended December 31, 2025 and did not have a material impact on the consolidated financial statements. See Segment Information as disclosed with Note 3 for additional information regarding the updates made.

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

During the year ended December 31, 2025 due to diminishing operating margins the Company elected to dispose of its interests in the NONOP Assets. On July 1, 2025, the Board of Directors of CoJax Oil and Gas Corporation approved a Reassignment Agreement by which the Company assigned and conveyed 100% of its interest in the NONOP Assets back to Taxodium Energy, LLC and its affiliates. On October 22, 2025, pursuant to the Reassignment Agreement, the Company transferred to Taxodium 100% ownership, right, title and interests in the aforementioned NONOP Assets in exchange for full release from all outstanding payables related to the NONOP assets. To recognize the reassignment the Company removed the following balances: accounts receivable of $214,392, oil and gas properties at cost of $397,207 accumulated depletion of $219,859, accounts payable of $249,855, workover payable of $10,625, and asset retirement obligations of $52,934. No cash was transferred due to the reassignment. The Company accounted for this transaction as an asset disposal and recognized a loss of $78,326 on the disposal.

The Company did not execute any acquisitions during the year ended December 31, 2025.

In connection with fair value assessments for oil and gas proved properties, during the year ended December 31, 2025, the Company recorded impairment of $402,152 on its Liberty property, which was acquired in 2024. During the year ended December 31, 2024, the Company recorded impairment of $992,932 on its NONOP property, which was acquired in 2022.

F 53

At December 31, 2025, and December 31, 2024, the Company had leased oil and gas properties assets valued at $9,375,280 and $10,298,406, respectively.

Scheduled leased oil and gas properties assets

	As of December 31, 2025	As of December 31, 2024
Beginning balance	$10,298,406	$4,089,503
Additions to proved reserves	—	5,294,020
Additions to unproved reserves	—	2,169,814
Development costs capitalized in period	9,344	—
Revisions of prior year ARO estimates	—	14,727
Transfer of proved reserves at cost	(351,968)	—
Reversal of historical depletion related to transferred reserves	219,858	—
Settlement of ARO due to transfer of proved reserves	(45,238)	—
Depletion expense	(352,970)	(346,726)
Impairment expense	(402,152)	(922,932)
Ending Balance	$9,375,280	$10,298,406

We recorded depletion expense of ($0.35) million and ($0.35) million for the years ended December 31, 2025, and 2024, respectively.

NOTE 6 – NOTES PAYABLE

Schedule of notes payable

	December 31, 2025	December 31, 2024

On May 7, 2020, the Company applied for a Small Business Association (SBA) loan under the Paycheck Protection Program (PPP). The Company met all the necessary qualifications to apply for a $49,992 loan. On June 10, 2020, the SBA PPP loan was approved and transferred to the Company to be used for payment of accrued payroll and related payroll taxes. On November 29, 2021, the Company was notified that the request for forgiveness was denied. The note has been converted to a five-year loan at 1% interest beginning on January 1, 2022.	$11,007	$21,095

Notes payable	$11,007	$21,095
Less: current portion	(10,190)	(10,088)
Notes payable net of current portion	$817	$11,007

F 54

Related Party

The Company was a party to several loans with related parties. The note holder is the CEO and Executive Chairman of the Company. At December 31, 2025, and 2024, notes payable consisted of the following:

	December 31, 2025	December 31, 2024

On January 24, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on January 24, 2023.	$10,000	$10,000

On April 21, 2022, the Company's Executive Chairman loaned $18,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on April 21, 2023.	$18,000	$18,000

On August 23, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on August 23, 2023.	$20,000	$20,000

On September 15, 2022, the Company's Executive Chairman loaned $15,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on September 16, 2023.	$15,000	$15,000

On October 25, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on October 25, 2023.	$20,000	$20,000

On December 8, 2022, the Company's Executive Chairman loaned $20,000 to the Company, and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 2% per annum principal and accrued interest matures on December 8, 2023.	$20,001	$20,001

Notes payable – related party	$103,001	$103,001

On December 31, 2025 all outstanding notes with the Company’s CEO and Executive Chairman were extended to have a maturity date of December 31, 2026.

Future annual maturities related to total gross debt as of December 31, 2025 are as follows:

2026	$113,191
2027	817
Thereafter	$—
Future Loan Maturities	$114,008

During the years ended December 31, 2025, and 2024 the Company recorded interest expense of $2,468 and $3,591, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the years ending December 31, 2025, and 2024, in addition to the related party loans payable (NOTE 6), the following related party transactions occurred between the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

F 55

On April 10, 2025, the Company issued 170,116 shares at the price of $2.00 per share to Wm. Barrett Wellman for settlement of accrued compensation expenses.

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

NOTE 8 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 14,168,755 and 13,998,639 shares of Common Stock issued and outstanding as of December 31, 2025, and 2024, respectively. The Company had 0 shares of Preferred Stock issued and outstanding as of December 31, 2025 and 2024.

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

Refer to Note 7 for details on convertible preferred stock activity during the years ending December 31, 2025, and 2024.

Common Stock

Refer to Note 7 for details on common share issuances to the Company’s officers.

Refer to Note 5 for details on common share issuances for acquired interests in oil and gas properties.

During the year ended December 31, 2025, there has been no additional common share activity outside of the items disclosed in Notes 5 and 7.

F 57

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act.

NOTE 9 - INCOME TAXES

The Company provides for income taxes using the liability method in accordance with ASC 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. There were no deferred tax assets or liabilities at December 31, 2025, and 2024.

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

The Company will apply the federal and state net operating loss (“NOL”) carry-forward in FY 2025 and later years.

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

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Federal income tax rate	21.0%	21.0%
Loss before income taxes	$(1,109,209)	$(1,609,846)
Non-deductible expenses	—	—
Taxable loss	$(1,109,209)	$(1,609,846)
Expected approximate tax recovery on net loss	$(232,934)	$(338,068)
Changes in valuation allowance	232,934	338,068
Income tax	$—	$—

F 58

The component of the Company’s deferred tax asset is as follows:

	As of December 31, 2025	As of December 31, 2024
Deferred income tax assets:
Net operating losses carried forward	$446,481	$1,013,260
Impairments	1,089,323	1,198,687
Other	120,078	118,052
Total gross deferred income tax assets	$1,655,882	$2,329,999
Less: valuation allowance	(1,655,882)	(2,329,999)
Net deferred tax asset	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 2025, and December 31, 2024, the Company has incurred accumulated net operating losses in the United States of America totaling $2,126,101 and $4,825,047 respectively which are available to reduce taxable income in future taxation years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at December 31, 2025, and 2024. Additionally, the Company has no known contingencies as of December 31, 2025, and December 31, 2024.

Purchase Commitments

The Company has no purchase obligations at December 31, 2025, and 2024.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2025, and December 31, 2024, the Company had no exposure in excess of insurance.

F 59

Concentration of Credit Risk – Accounts Receivable and Revenues – For the periods presented, all of the Company’s outstanding accounts receivable and revenues were transacted with three parties, Taxodium Energy, LLC, Liberty Operating Company, LLC, and Skye MS, LLC.

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

There are no known legal proceedings against the Company or its officers and directors in their capacity as officers and directors of the Company.

NOTE 11 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation were as follows:

	As of December 31, 2025	As of December 31, 2024
Beginning balance	$553,538	$105,118
Liabilities acquired	—	398,358
Liabilities settled	(52,934)	—
Accretion expense	44,052	35,335
Revisions	—	14,727
Ending Balance	$544,656	$553,538

NOTE 12 – RESERVE AND RELATED FINANCIAL DATA - UNAUDITED

Disclosure of Reserves

The table below summarizes our estimated net proved reserves, as of December 31, 2025, and 2024, based on reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2025, and 2024 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

F 60

Schedule of proved developed and undeveloped oil and gas reserve quantities

	Natural Gas (Mmcf)	Oil (Mbbl)	MBOE
Proved Developed and Undeveloped Reserves at December 31, 2023	—	165	165
Revisions of Previous Estimates	(385)	(231)	(296)
Purchases of Minerals in Place	2,489	1,198	1,613
Production	—	(14)	(14)

Proved Developed and Undeveloped Reserves at December 31, 2024	2,104	1,118	1,468
Revisions of Previous Estimates	—	(35)	(34)
Purchases of Minerals in Place		—
Sale of Minerals in Place		(21)	(21)
Production	—	(15)	(15)
Proved Developed and Undeveloped Reserves at December 31, 2025	2,104	1,047	1,398

The table above values oil and natural gas reserve quantities as of December 31, 2025, and 2024, assuming constant realized prices of $62.73 and $73.68 per barrel of oil and $3.201 and $2.013 per Mcf of natural gas, respectively. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

The table below reflects the standardized measure of discounted future net cash flows related to the Company’s interest in proved reserves.

F 61

	Year Ended December 31,
	2025	2024
(in thousands)
Future cash inflows	$72,483	$86,581
Future production costs	3,460	5,736
Future development and abandonment costs	12,350	12,479
Future tax expense	9,148	12,209
Future net cash flows	47,525	56,157
10% annual discount for estimated timing of cash flows	28,146	32,965
Standardized measure of discounted future net cash flows	$19,379	$23,192

The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

	Year Ended December 31,
	2025	2024
(in thousands)
Beginning of period	$23,192	$5,052
Sales of oil and natural gas produced, net of production costs	(554)	(616)
Net change due to extensions, discoveries, and improved recovery	—	—
Net change of prices and production costs	(4,140)	(2,975)
Change in future development costs	(135)	(24)
Revisions of quantity and timing estimates	(805)	(6,831)
Accretion of discount	5,667	6,837
Change in income taxes	(1,547)	(4,801)
Purchases of minerals in place	—	23,096
Sale of minerals in place	(222)	—
Other	(2,077)	3,454
End of period	$19,379	$23,192

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was not effective.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
William R. Downs	66	Chief Executive Officer, President, Chairman, Director
Jeffrey J. Guzy	74	Chief Financial Officer, Secretary, Director
William Allan Bradley	58	Director

Our directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Our officers are elected by the Board and serve at the discretion of the Board.

Biographies

William R. Downs, age 66, has more than 43 years of experience in the Oil and Gas Industry, specifically in generating, evaluating and managing oil and gas exploration, development and acquisition projects of private, independent and public companies in the area of North and South Louisiana, East Texas, South Arkansas, Mississippi, Oklahoma, Alabama and Montana. He also owned and managed several oilfield service companies.

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

Jeffrey J. Guzy, age 74, served as our Chief Executive Officer from January 22, 2020 to January 10, 2024, and as a director since November 17, 2017. He served as our Chief Financial Officer from November 17, 2017, through March 16, 2020, and effective, January 10, 2024, is currently serving as the Chief Financial Officer.

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

William Bradley, age 58, has served as our director since March 7, 2022. Mr. Bradley has over fifteen years of leadership, business consulting, financial, and management experience for publicly traded and private companies. Since June 2011, Mr. Bradley served as M&A/Business Consulting Managing Director and Chief Financial Officer at Global Advisors Inc. where he provided business consulting services, reviewed client’s financial positions and managed relationships, conducted financial reviews, including the PCAOB or IFRS audit process, and provided his consulting business advice on restructuring and potential mergers and acquisitions. Since September 2018 he has served as the Chairman of the Board of Magagram Social Media Inc., a Toronto-based private company, from December 2006 to June 2011 as Chief Executive Officer of Ocean to Ocean Inc., and from January 2002 until November 2006, as Vice President of Gourmet Foods International. Mr. Bradley graduated from York University in 1998 in Finance and Economics and received his undergraduate degree with honors in 1991 in Business Finance from Sandford College.

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

Compensation of Directors

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William R. Downs	2025	—	—	—	—	—	—
	2024	—	—	—	—	—	—
Jeffrey J. Guzy	2025	—	—	—	—	—	—
	2024	—	—	—	—	—	—
William A. Bradley	2025	—	—	—	—	—	—
	2024	—	—	—	—	—	—

For the years ended December 31, 2025, and 2024, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2025.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2025 and 2024 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
William R. Downs(1)	2025		$150,000	$—	$—	$—	$12,000
	2024		$150,000	$—	$—	$—	$—
Jeffrey J. Guzy(2)	2025		$100,000	$—	$—	$—	$10,000
	2024		$100,000	$—	$—	$—	$—
Wm. Barrett Wellman (3)	2025	$		$—	$340,232	$—	$—
	2024		$100,000	$—	$—	$—	$—

(1) Mr. Downs was appointed as the Chief Executive Officer on January 10, 2024 and serves in this capacity as of the date of this filing. William Down’s base annual salary of $150,000 is payable on a semi-monthly basis in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary. Further, the base salary can either be paid in total when the Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Downs.

(2) Mr. Guzy was appointed as Chief Executive Officer on January 22, 2020 and served in this capacity until January 10, 2024. Jeffrey Guzy’s base annual salary of $120,000 is payable on a semi-monthly basis in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Further, the base salary can either be paid in total when Company is adequately funded, or the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Guzy.

(3) Mr. Wellman was appointed Chief Financial Officer on March 16, 2020.  He resigned from this position on January 10, 2024. Mr. Wellman’s base salary of $100,000 is payable semi-monthly in equal installments, but the base salary is deferred until the Company has sufficient cash flow to pay the base salary.  Alternatively, the accrued unpaid base salary can be converted into shares of the CoJax Common Stock at the lower conversion price of the initial public offering price of $2.00 or current market price at the time of conversion by Mr. Wellman.  On April 10, 2025 the accrued unpaid base salary was converted to 170,116 shares at $2.00 per share.

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

Mr. Wellman’s Employment Agreement was terminated on January 10, 2024 upon his resignation as Chief Financial Officer and Secretary.

Director Compensation

William R. Downs did not receive any cash compensation for his role as a director for the year ended December 31, 2025.

Jeffrey Guzy did not receive any cash compensation for his role as a director for the year ended December 31, 2025.

William A. Bradley did not receive any cash compensation for his role as a director for the year ended December 31, 2025.

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

No options or other incentive compensation has been granted as of December 31, 2025.

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

Outstanding Equity Awards

There were no outstanding equity awards to our Named Executive Officers as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CoJax Oil and Gas Corporation, 4830 Line Avenue, Suite 152, Shreveport, Louisiana, 71106. The percentages below are calculated based on 14,168,755 shares of common stock issued and outstanding as of March 20, 2026.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Jeffrey J. Guzy	1,121,241	7.9%
William R. Downs	135,000	1.0%
William Allan Bradley	10,000	0.1%
Total Directors and Executive Officers (3 persons)	1,266,241	9.0%

5% Beneficial Owners
Roger Allums McLeod	2,920,000	20.61%
Rosswood Capital LLC(1)	1,350,000	9.53%
Stone Creek Properties, LLC (2)	889,559	6.28%
Stonefield Fund LLC (3)	755,000	5.33%
Lamar Resources, LLC (4)	1,035,909	7.31%
Lazaro Resources, LLC (5)	729,954	5.15%

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

Changes in Control Agreements.

As of December 31, 2025, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective as of January 4, 2024, Sadler, Gibb & Associates, LLC resigned as the Company’s independent registered public accounting firm and the Board of the Company appointed M&K CPAs, PLLC (“M&K”) as our independent registered public accounting firm for the fiscal year ended December 31, 2025. The following table sets forth the fees billed to the Company for professional services rendered by M&K and S|G for each of the years ended December 31, 2025, and 2024, respectively:

Services	2025	2024
Audit fees	$60,500	$97,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$60,500	$97,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2025, and 2024 were for professional services rendered by M&K and S|G, respectively, for the audits of our annual consolidated financial statements, the audit of our consolidated financial statements included in our registration statement on Form 10-K.

Tax Fees

The Company did not incur any aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2025, and 2024.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2025, and 2024.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.2	Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 3.1.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
3.3	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation with the Designation of Series A Convertible Preferred Stock, $0.01 par value per share, dated January 23, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on January 31, 2020)
3.4	Amendment to Amended and Restated Articles of Incorporation of CoJax Oil and Gas Corporation dated June 12, 2020 (incorporated by reference to Exhibit 3.1.2 to the Form S-1 Registration Statement filed with the Commission on September 25, 2020)
3.5	By-Laws (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
4.2	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.1	Employment Agreement between CoJax Oil and Gas Corporation and Jeffrey J. Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 22, 2020)
10.2	Employment Agreement by CoJax Oil and Gas Corporation and Jeffrey Delancey dated May 15, 2018 (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.3	Acquisition Agreement, dated June 16, 2020, by and among CoJax Oil and Gas Corporation, Barrister Energy, LLC., and all of the Members of Barrister Energy, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2020)
10.4	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.5	Investment Banking/Corp Advisory Agreement by Newbridge Securities Corporation and CoJax Oil and Gas Corporation, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
10.6	Employment Agreement by CoJax Oil and Gas Corp. and Wm. Barrett Wellman, dated March 16, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with Commission on March 23, 2020)
10.9	Assignment and Assumption of Promissory Note, dated June 16, 2020, by CoJax Oil and Gas Corporation and Barrister Energy, LLC (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the Commission on June 22, 2020)

10.10	Debt Exchange Agreement, dated November 16, 2021, by and between the Company and Central Operating, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 19, 2021)
10.11	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 7, 2021)
10.12	Restricted Stock Grant Agreement dated January 4, 2021, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 7, 2021)
10.13	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Jeffrey Guzy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on January 4, 2022)
10.14	Restricted Stock Grant Agreement dated January 4, 2022, by CoJax Oil and Gas Corporation and Wm. Barrett Wellman (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on January 4, 2022)
10.15	NONOP purchase and sale agreement dated November 8, 2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.16	BUCKLEY purchase and sale agreement dated October 15, 2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for 2022 filed with the Commission on November 20, 2023)
10.17	Employment Agreement between William R. Downs and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
10.18	Employment Agreement between Jeffrey J. Guzy and the Company dated January 10, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 16, 2024)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 Registration Statement filed with the Commission on July 26, 2019)
19.1	Insider Trading Policy
21.1	Subsidiaries of CoJax Oil and Gas Corporation (incorporated by reference to Exhibit 21.1 to the Form S-1 Registration Statement filed with the Commission on June 24, 2021)
23.1*	Consent of Netherland, Sewell & Associates, Inc.
31.1**	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of William R. Downs, Chief Executive Officer and President of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jeffrey J. Guzy, Chief Financial Officer of CoJax Oil and Gas Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Barrister Energy, LLC Oil Leases (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on May 14, 2021)
99.2*	Reserve Report, Netherland, Sewell & Associates, Inc., Texas Registered Engineering Firm F-2699

* Filed Herewith

** Filed Herewith as amended

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COJAX OIL AND GAS CORPORATION

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 24, 2026

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer, President and director (Principal Executive Officer)
Date:	March 24, 2026

By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer, Secretary and director (Principal Financial and Accounting Officer)
Date:	March 24, 2026

By:	/s/ William Allan Bradley
William Allan Bradley Date: March 24, 2026