Form 10-Q
period 2026-03-31
CoJax Oil & Gas Corp
filed 2026-05-13
CIK 1763925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 14,168,755 shares were outstanding as of May 13, 2026.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$91,056	$77,219
Accounts receivable, net	129,388	109,953
Prepaid expenses	20,500	20,584
Total Current Assets	240,944	207,756
Properties and Equipment
Oil and natural gas properties at cost
Proved Properties	8,112,476	8,105,480
Unproved Properties	2,169,812	2,169,812
Less: Accumulated depletion	(955,957)	(900,012)
Total Properties and Equipment, net	9,326,331	9,375,280
Total Assets	9,567,275	9,583,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	305,438	131,365
Workover expense payable	—	2,205
Accrued salaries and payroll taxes	1,005,609	937,065
Current portion of notes payable	8,469	10,190
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,422,517	1,183,826
Long-term Liabilities
Asset retirement obligations	556,980	544,656
Note payable, net of current portion	—	817
Total Long-term Liabilities	556,980	545,473
Total Liabilities	1,979,497	1,729,299

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 0 Series A shares, $0.01 par value issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 14,168,755 shares issued and outstanding, at March 31, 2026 and December 31, 2025 respectively.	141,687	141,687
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	21,185,146
Accumulated deficit	(13,749,055)	(13,483,096)
Total Stockholders’ Equity	7,587,778	7,853,737
Total Liabilities and Stockholders’ Equity	$$9,567,275	$9,583,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
Revenues	$112,076	$338,222

Operating costs and expenses:
Lease operating expenses	115,345	97,240
General and administrative expenses	193,971	274,330
Depletion and accretion on discounted liabilities	68,269	110,975
Total operating costs and expenses	377,585	482,545

Loss from Operations	(265,509)	(144,323)

Other expense:
Other income and expense	83	—
Interest expense, net	(533)	(483)
Total other expense	(450)	(483)

Net Loss	$(265,959)	$(144,806)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding during the period - basic and diluted	14,173,755	14,003,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Additional		Total
	Preferred stock		Common stock		Subscriptions	paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Payable	capital	deficit	equity

Balance, December 31, 2024	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908

Balance, December 31, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,483,096)	$7,853,737
Net loss for the three months ending March 31, 2026	—	—	—	—	—	—	(265,959)	(265,959)
Balance, March 31, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,749,055)	7,587,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2026	2025
Cash flows from operating activities:
Net loss	$(265,959)	$(144,806)
Adjustments to reconcile Net loss to net cash provided by operations:
Depletion expense	55,945	100,514
Accretion of asset retirement obligation	12,324	10,461
Changes in operating assets and liabilities:
Accounts receivable	(19,435)	(32,248)
Prepaid expense	84	15,833
Accounts payable and accrued liabilities	233,416	83,042
Net cash provided by operating activities	16,375	32,796

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(2,538)	(2,513)
Net cash used in financing activities	(2,538)	(2,513)

Net change in cash	13,837	30,283
Cash at beginning of period	77,219	46,738
Cash at end of period	$91,056	$77,021

Supplemental disclosure of non-cash operating activities:
Cash paid for interest and taxes	$26	$298
Supplemental disclosure of non-cash investing activities:
Capital expenditures on oil and natural gas properties included in accounts payable	$6,996	$—

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

Nature of Operations

The Company is a growing U.S. energy company engaged in the acquisition and development of lower-risk onshore oil and gas-producing properties within the Southeastern U.S. The Company’s focused growth strategy relies primarily on leveraging management’s expertise to acquire both operated and non-operated interests in producing properties with the goal of assembling a large oil and gas portfolio. Through this strategy of acquisition of operated and non-operated properties, the Company has the unique ability to benefit from the technical and scientific expertise of world-class exploration and production (“E&P”) companies operating in the area. Since its inception, the Company has been engaged primarily in organizational activities and had limited revenue-generating operations before the period covered by this quarterly report.  The Company has begun to acquire assignments of hydrocarbon revenues and underlying oil and gas exploration and production rights as covered by this quarterly report. The Company runs all operations of its current acquisitions through Barrister Energy LLC, its operational wholly-owned subsidiary.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

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

During the year ended December 31, 2025, the Company recorded impairments of $402,152 on oil and gas properties. There were no impairments recorded during the three months ended March 31, 2026 and 2025.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the three months ended March 31, 2026 and 2025.

Fair Value of Financial Instruments

The Company had no financial instruments for the three months ended March 31, 2026, or for the year ended December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026, and December 31, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three months ended March 31, 2026, and 2025:

	For the Three Months
	Ended March 31,
	2026	2025

Crude oil revenues	$112,076	$338,222
Gas revenues	—	—
Total revenues	$112,076	$338,222

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. During the three months ended March 31, 2026, the Company recorded write-offs of certain accounts receivable primarily related to the net settlement and true-up of receivable and payable balances with counterparties, which represent amounts that were not expected to be collected independently outside of such settlements. These write-offs were recorded against accounts receivable and did not relate to a deterioration in the overall credit quality of the Company’s customers. At both March 31, 2026, and December 31, 2025, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of March 31, 2026, or as of December 31, 2025.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2026 and December 31, 2025, the Company had 0 potentially dilutive common shares outstanding, respectively.

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

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer as he maintains responsibility for assessment of the Company’s performance and decision making regarding resource allocation. Condensed Consolidated net income (loss) is the performance measure used by the CODM to evaluate the segment’s performance and allocate capital and to monitor budget versus actual results. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Condensed Consolidated Statements of Income. Furthermore, the segment’s assets are reported on the Condensed Consolidated Balance Sheets as total assets.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

The Company did not execute any acquisitions during the three months ended March 31, 2026. At March 31, 2026, the Company had leased oil and gas properties assets valued at $9,326,331.

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

Beginning balance, December 31, 2025	$9,375,280
Depletion expense	(55,945)
Capital expenditures on oil and gas properties	6,996
Balance, March 31, 2026	$9,326,331

We recorded depletion expense of $55,945 and $100,514 for the three months ended March 31, 2026 and 2025, respectively.

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

Balance, December 31, 2025	$544,656
Accretion expense	12,324
Balance, March 31, 2026	$556,980

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2026	December 31, 2025
SBA PPP Loan	$8,469	$21,095
Notes payable – related party	103,001	103,001
Total notes payable	111,470	124,096
Less: current portion	(111,470)	(113,089)
Notes payable net of current portion	$—	$11,007

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

Related Party

The Company has issued several unsecured promissory notes to a related party, the CFO of the Company. The related party notes bear interest at 2% per annum. Principal and accrued interest on all notes mature on December 31, 2026.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2026 and the year ending 2025, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

On April 10, 2025, the Company issued 170,116 shares at the price of $2.00 per share to Wm. Barrett Wellman for settlement of accrued compensation expenses.

There was no related party activity recorded for the quarter ended March 31, 2026.

NOTE 9 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 14,168,755 and 14,168,755 shares of Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. The Company had 0 shares of Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.

Preferred Stock

The holders of Preferred Stock are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred share is convertible into ten common shares.

The Company classified the Series A Preferred Stock as permanent equity in the condensed consolidated financial statements as the terms do not provide for an obligation to buy back the shares in exchange for cash or other assets of the Company. The shares are not considered debt under ASC 480 “Distinguishing Liabilities from Equity” as the shares do not represent an obligation that must or may be settled with a variable number of shares. No other redemption features exist within the terms of the instrument.

Refer to Note 8 for details on convertible preferred stock issuances to the Company’s officers.

Common Stock

Refer to Note 8 for details on common share issuances to the Company’s officers.

Refer to Note 5 for details on common share issuances for acquired interests in oil and gas properties.

During the three months ended March 31, 2026, there has been no common share activity.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

Capital Contributions

During the periods ending March 31, 2026, and March 31, 2025, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at March 31, 2026, and December 31, 2025. Additionally, the Company has no known contingencies as of March 31, 2026, and December 31, 2025.

Purchase Commitments

The Company has no purchase obligations at March 31, 2026 and December 31, 2025.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2026, and December 31, 2025, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – All of the Company’s outstanding accounts receivable was with two parties, Taxodium Energy, LLC and Liberty Operating Company.

NOTE 11 – SUBSEQUENT EVENTS

In connection with the issuance of the condensed consolidated financial statements of Cojax Oil and Gas, Company has evaluated subsequent events and transactions for potential recognition and/or disclosure through May 13, 2026 the date the financial statements were issued. Management determined that there were no reportable subsequent events that occurred during such period to be disclosed as of and for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, and our interim unaudited financial statements and accompanying notes to these financial statements.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”), including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in our annual report on Form 10-K for the year ended December 31, 2025. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to the integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel, and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including the legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East;

●	economic and competitive conditions;

●	lack of available insurance;

●	cash flow and anticipated liquidity;

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Executive Summary - First Quarter 2026 Developments and Highlights

Risks and Uncertainties

The oil and natural gas industry is a global market impacted by many factors, including government regulations, particularly in the areas of trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, and military conflicts (including the ongoing Russian-Ukrainian conflict and conflict in the Middle East), fluctuations in worldwide commodity demand, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. In general, natural gas prices are determined by North American supply and demand and are affected by the import and export of liquefied natural gas. Oil and natural gas prices have been, and are expected to continue to be, volatile. This volatility could negatively impact future prices for oil, natural gas, petroleum products, and industrial products.

Results of Operations – For the Three Months Ended March 31, 2026, and 2025

	For the Three Months Ended March 31,
			Change	Change
	2026	2025	Amount	%
Revenues	$112,076	$338,222	$(226,146)	(66.9)%
Lease operating expenses	115,345	97,240	18,105	18.6%
General & administrative expenses	193,971	274,330	(80,359)	(29.3%)
Depletion and accretion expense	68,269	110,975	(42,706)	(38.5%)
Loss from operations	(265,509)	(144,323)	(121,186)	84.0%
Other expense, net	(450)	(483)	33	(6.8%)
Net loss	$(265,959)	$(144,806)	$(121,153)	83.7%

Revenues

Revenues were $112,076 for the three months ended March 31, 2026, compared to $338,222 for the three months ended March 31, 2025. The decrease in revenue of 66.9% or $226,146 was primarily driven by the decrease in production for the Buckley assets resulting in approximately $137,202 reduction in revenue period over period, as well as the decrease attributable to the transfer of the NONOP assets in the second half of 2025 that reduced revenue by approximately $38,612. Wells within the Pine Grove field were under repair during Q1 2026 resulting in a reduction in revenue compared to 2025 of $18,339.

Lease Operating Expenses

Lease operating expenses were $115,345 for the three months ended March 31, 2026, compared to $ 97,240 for the three months ended March 31, 2025, representing an increase of 18.6% or $18,105. The increase in expense was primarily attributable to the increased operating expenses related to repair and maintenance of wells in the Pine Grove and Buckley fields during 2026 of $22,222 and $21,835 respectively, offset by reduced operating expenses resulting from the transfer of NONOP assets of approximately $24,829.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. General and administrative expenses were $193,971 for the three months ended March 31, 2026, compared to $274,330 in the same period in 2025, representing a decrease of 29.3% or $80,359. The decrease was primarily driven by a $31,157 decrease in accounting fees, a $6,892 reduction in management fees, and a $38,606 decrease in reserve evaluations expenses.

Loss from Operations

Total operating loss was $265,510 for the three months ended March 31, 2026, and $144,323 for the three months ended March 31, 2025. The increased loss was primarily driven by the $226,146 decrease in revenues offset by the $104,959 net decrease in operating expenses.

Other Expense, Net

Other expense, net was $450 for the three months ended March 31, 2026, as compared to $483 for the three months ended March 31, 2025, due to an increase in interest expense on the PPP Loan.

Net Loss

As a result of the above factors, for the three months ended March 31, 2026, the Company had a net loss of $265,959 as compared to a net loss of $144,806 for the three months ended March 31, 2025.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three-month periods ended March 31, 2026, and 2025:

	For the Three Months
	Ended March 31,
	2026	2025
Oil volume (Bbls)	1,974	4,340
Natural gas volume (Mcf)	—	—
Total Production (Boe)	1,974	4,340

Average Sales Price:
Oil price (per Bbl)	$68.54	$75.42
Gas price (per Mcf)	—	—
Total per BOE	$68.54	$75.42

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $91,056 at March 31, 2026, compared to $ 77,219 at December 31, 2025. For the three months ended March 31, 2026, the Company had net cash provided by operating activities of $16,375, compared to $32,796 provided by operating activities for the same period of 2025. The decrease in cash provided by operating activities was driven by the $150,374 increase in accounts payable and accrued liabilities and $12,813 decrease in accounts receivable, offset by the $121,153 increase of net loss and $44,569 decrease in depletion expense.

The Company did not have any investing cash flows for the three months ended March 31, 2026 and March 31, 2025.

Net cash used in financing activities was $ 2,538 for the three months ended March 31, 2026, compared to net cash used in financing activities of $ 2,513 for the same period in 2025.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Mr. Downs and Mr. Guzy concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

CoJax Oil and Gas Corporation

Date: May 13, 2026	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)