Form 10-Q
period 2026-06-30
CoJax Oil & Gas Corp
filed 2026-08-12
CIK 1763925

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 14,168,755 shares were outstanding as of August 12, 2026.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$52,984	$77,219
Accounts receivable, net	254,092	109,953
Prepaid expenses	27,375	20,584
Total Current Assets	334,451	207,756
Properties and Equipment
Oil and natural gas properties at cost
Proved Properties	8,350,836	8,105,480
Unproved Properties	2,169,812	2,169,812
Less: Accumulated depletion	(1,046,477)	(900,012)
Total Properties and Equipment, net	9,474,171	9,375,280
Total Assets	9,808,622	9,583,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	294,072	131,365
Workover expense payable	173,038	2,205
Accrued salaries and payroll taxes	1,072,891	937,065
Current portion of notes payable	5,924	10,190
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,648,926	1,183,826
Long-term Liabilities
Asset retirement obligations	569,304	544,656
Note payable, net of current portion	—	817
Total Long-term Liabilities	569,304	545,473
Total Liabilities	2,218,230	1,729,299

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 0 Series A shares, $0.01 par value issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 14,168,755 shares issued and outstanding, at June 30, 2026 and December 31, 2025 respectively.	141,687	141,687
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	21,185,146
Accumulated deficit	(13,746,441)	(13,483,096)
Total Stockholders’ Equity	7,590,392	7,853,737
Total Liabilities and Stockholders’ Equity	$9,808,622	$9,583,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Revenues	$329,386	$233,624	$441,462	$571,847

Operating costs and expenses:
Lease operating expenses	67,168	126,385	182,514	223,625

General and administrative expenses	156,332	204,253	350,327	478,583
Depletion and accretion on discounted liabilities	102,844	106,804	171,113	217,779
Total operating costs and expenses	326,344	437,442	703,954	919,987

Income (Loss) from Operations	3,042	(203,818)	(262,492)	(348,140)

Other expense:
Other income and expense	86	—	169	—
Interest expense, net	(514)	(243)	(1,022)	(727)
Total other expense	(428)	(243)	(853)	(727)

Net Income (Loss)	$2,614	$(204,061)	$(263,345)	$(348,867)

Net income (loss) per common share - basic and diluted	$-	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding during the period - basic and diluted	14,173,755	14,155,061	14,173,755	14,079,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Payable	capital	deficit	(deficit)
Balance, December 31, 2024	—	—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908
Common stock issued for acquisitions	—	—	170,116	1,701	—	338,531	—	340,232
Net loss for the three months ending June 30, 2025	—	—	—	—	—	—	(204,061)	(204,061)
Balance, June 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,722,754)	$8,614,079

Balance, December 31, 2025	—	—	14,168,755	$141,687	$10,000	$21,185,146	$(13,483,096)	$7,853,737
Net loss for the three months ending March 31, 2026	—	—	—	—	—	—	(265,959)	(265,959)
Balance, March 31, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,749,055)	$7,587,778
Net income for the three months ending June 30, 2026	—	—	—	—	—	—	2,614	2,614
Balance, June 30, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,746,441)	$7,590,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2026	2025
Cash flows from operating activities:
Net loss	$(263,345)	$(348,867)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Depletion expense	146,465	195,939
Accretion of asset retirement obligation	24,648	21,840
Changes in operating assets and liabilities:
Accounts receivable	(144,139)	(22,856)
Prepaid expense	(6,791)	21,210
Accounts payable and accrued liabilities	225,810	154,556
Net cash provided (used in) by operating activities	(17,352)	21,822

Cash flows from investing activities:
Capitalized development costs	(1,800)	—
Net cash used in investing activities	(1,800)	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(5,083)	(5,031)
Net cash used in financing activities	(5,083)	(5,031)

Net change in cash	(24,235)	16,791
Cash at beginning of period	77,219	46,738
Cash at end of period	$52,984	$63,529

Supplemental disclosure of non-cash operating activities:
Cash paid for interest and taxes	$45	$298
Supplemental disclosure of non-cash investing activities:
Common shares issued for accrued salaries	$—	$340,232
Capital expenditures on oil and natural gas properties included in accounts payable	$243,556	$—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

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

The Company has yet to achieve consecutive quarters of profitable operations, expects to incur further losses in the development of its business, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

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

During the year ended December 31, 2025, the Company recorded impairments of $402,152 on oil and gas properties. There were no impairments recorded during the six months ended June 30, 2026 and 2025.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2026 and 2025.

Fair Value of Financial Instruments

The Company had no financial instruments for the six months ended June 30, 2026, or for the year ended December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026, and December 31, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and six months ended June 30, 2026, and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Crude oil revenues	$329,386	$233,624	$441,462	$571,847
Gas revenues	—	—	—	—
Total revenues	$329,386	$233,624	$441,462	$571,847

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. During the six months ended June 30, 2026, the Company recorded write-offs of certain accounts receivable primarily related to the net settlement and true-up of receivable and payable balances with counterparties, which represent amounts that were not expected to be collected independently outside of such settlements. These write-offs were recorded against accounts receivable and did not relate to a deterioration in the overall credit quality of the Company’s customers. At both June 30, 2026, and December 31, 2025, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of June 30, 2026, or as of December 31, 2025.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2026 and December 31, 2025, the Company had 0 potentially dilutive common shares outstanding, respectively.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

The Company did not execute any acquisitions during the six months ended June 30, 2026. At June 30, 2026, the Company had leased oil and gas properties assets valued at $9,474,171.

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

Beginning balance, December 31, 2025	$9,375,280
Depletion expense	(146,465)
Capital expenditures on oil and gas properties[1]	245,356
Balance, June 30, 2026	$9,474,171

1Capital expenditures incurred in the six months ended June 30, 2026 are inclusive balances accrued within the accounts and workover payable balances on the Consolidated Balance sheet.

The Company recorded depletion expense of $90,520 and $146,465 for the three and six months ended June 30, 2026, respectively, and recorded depletion expense of $95,425 and $195,939 for the three and six months ended June 30, 2025 respectively.

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

Balance, December 31, 2025	$544,656
Accretion expense	24,648
Balance, June 30, 2026	$569,304

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2026	December 31, 2025
SBA PPP Loan	$5,924	$21,095
Notes payable – related party	103,001	103,001
Total notes payable	108,925	124,096
Less: current portion	(108,925)	(113,089)
Notes payable net of current portion	$—	$11,007

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ending June 30, 2026 and the year ending 2025, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

On April 10, 2025, the Company issued 170,116 shares at the price of $2.00 per share to Wm. Barrett Wellman for settlement of accrued compensation expenses.

There was no related party activity recorded for the quarter ended June 30, 2026.

NOTE 9 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 14,168,755 and 14,168,755 shares of Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. The Company had 0 shares of Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, there has been no common share activity.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

Capital Contributions

During the periods ending June 30, 2026, and June 30, 2025, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at June 30, 2026, and December 31, 2025. Additionally, the Company has no known contingencies as of June 30, 2026, and December 31, 2025.

Purchase Commitments

The Company has no purchase obligations at June 30, 2026 and December 31, 2025.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2026, and December 31, 2025, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – All of the Company’s outstanding accounts receivable was with two parties, Taxodium Energy, LLC and Liberty Operating Company.

NOTE 11 – SUBSEQUENT EVENTS

In connection with the issuance of the condensed consolidated financial statements of Cojax Oil and Gas, Company has evaluated subsequent events and transactions for potential recognition and/or disclosure through August 12, 2026 the date the financial statements were issued. Management determined that there were no reportable subsequent events that occurred during such period to be disclosed as of and for the six months ended June 30, 2026.

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

Executive Summary – Second Quarter 2026 Developments and Highlights

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

Results of Operations – For the Three and Six Months Ended June 30, 2026, and 2025

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change	Change			Change	Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenues	$329,386	$233,624	$95,762	41.0%	$441,462	$571,847	$(130,385)	(22.8%)
Lease operating expenses	67,168	126,385	(59,217)	(46.9%)	182,514	223,625	(41,111)	(18.4%)
General & administrative expenses	156,332	204,253	(47,921)	(23.5%)	350,327	478,583	(128,256)	(26.8%)
Depletion and accretion on discounted liabilities	102,844	106,804	(3,960)	(3.7%)	171,113	217,779	(46,666)	(21.4%)
Income (loss) from operations	3,042	(203,818)	206,860	(101.5%)	(262,492)	(348,140)	85,648	(24.6%)
Other expense, net	(428)	(243)	(185)	76.1%	(853)	(727)	(126)	17.3%
Net income (loss)	$2,614	$(204,061)	$206,675	(101.3%)	(263,345)	(348,867)	85,522	(24.5%)

Revenues

Revenues were $329,386 for the three months ended June 30, 2026, compared to $233,624 for the corresponding period in 2025. The increase in revenues of 41.0% for the three months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to higher realized oil prices. This increase was partially offset by the disposition of the NONOP assets in the fourth quarter of 2025, which resulted in lower revenues during the current-year period. Revenues attributable to the NONOP assets were $35,575 for the three months ended June 30, 2025.

For the six month period ended June 2026 revenues were $441,462 compared to revenues of $571,847 the corresponding period ended June 30, 2025, a decrease of approximately 22.8% compared to June 30, 2025, which was primarily driven by lower production volumes from the Pine Grove Assets due to well downtime during the first quarter of 2026, and workover on the Buckley Assets in the second quarter. In addition, revenues for the six months ended June 30, 2025 are inclusive of the NONOP assets which were disposed prior to Jan 1, 2026 contributing to the period-over-period decline in revenues. This decrease in period over period revenues was partially offset by higher oil prices in 2026.

Lease Operating Expenses

Lease operating expenses were $67,168 for the three months ended June 30, 2026, a decrease of approximately 47% from $126,385 during the same period in 2025. The decrease was primarily due to historical lease operating expenses related to the NONOP assets which were not incurred during 2026 and increased downtime relating to well workover, repair and maintenance activities during 2026 resulting in lower operating expenses.

Lease operating expenses were $182,514 for the six months ended June 30, 2026, a decrease of approximately 18% from $233,625 during the same period in 2025. The decrease was primarily due to historical lease operating expenses related to the NONOP assets which were not incurred during 2026 and increased downtime relating to well workover, repair and maintenance activities during 2026 resulting in lower operating expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. For the three month periods ended June 2026 and 2025 general and administrative expenses were $156,332 and $204,253 respectively, representing a decrease of approximately 23.5% period over period.

For the six months ended June 30, 2026 general and administrative expenses were $350,327 compared to $478,583 in the same period in 2025, representing a decrease of approximately 26.8% or $128,256. The decrease was primarily driven by a $51,992.88 decrease in accounting fees.

Income (loss) from Operations

Total operating income was $3,042 for the three months ended June 30, 2026, compared to ($203,818) loss for the corresponding period in 2025, respectively, an increase of $206,860 that resulted from higher oil prices that benefitted the Company, and successful completion of workover activities that allowed the Company to produce and sell a higher than average number of barrels in the period. The costs associated with workover activities were capitalized due to their extension of the life of the Buckley Assets. In the 2025 comparative period the Company increased operating costs associated with the NONOP assets and experienced lower oil prices.

Total operating loss was $262,492 and $348,140 for the six months ended June 30, 2026 and 2025, respectively. The reduction in loss was primarily driven by lower lease operating expenses and general and administrative expenses incurred in the six months ended June 30, 2026 compared to same comparative period in the prior year, as described above. The reduction in loss was offset by the higher revenues in the six months ended June 30th 2025.

Other Expense, Net

Other expense, net was $428 and $853 for the three and six months ended June 30, 2026, as compared to $243 and $727 for the three and six months ended June 30, 2025, due to an increase in interest expense on the PPP Loan.

Net income (loss)

As a result of the above factors, for the three months ended June 30, 2026, the Company had a net income of $2,614 compared to a net loss of $204,061 for the three months ended June 30, 2025 and a net loss of $263,345 for the six months ended June 30, 2026 compared to a net loss of 348,867 for the six months ended June 30, 2025.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and six month periods ended June 30, 2026, and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Oil volume (Bbls)	2,974	3,994	4,948	8,430
Natural gas volume (Mcf)	—	—	—	—
Total Production (Boe)	2,974	3,994	4,948	8,430

Average Sales Price:
Oil price (per Bbl)	$102.61	$59.41	$87.82	$69.71
Gas price (per Mcf)	—	—	—	—
Total per BOE	$102.61	$59.41	$87.82	$69.71

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $52,984 at June 30, 2026, compared to $ 77,219 at December 31, 2025.

For the six months ended June 30, 2026, the Company had net cash used in operating activities of $17,352, compared to $21,822 provided by operating activities for the same period of 2025. The change in cash flows from operating activities was driven by an increase in accounts receivables and prepaid expenses for the six months ended June 30, 2026 as compared to the prior year period.

The Company had cash flows used in investing activities of $1,800 for the six months ended June 30, 2026, and no investing cash flows for the six months ended June 30, 2025.

Net cash used in financing activities was $5,083 for the six months ended June 30, 2026, compared to net cash used in financing activities of $5,031 for the same period in 2025.

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

The Company has yet to [achieve consecutive quarters of] profitable operations, expects to incur further losses in the development of its business, has only recently begun producing positive cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has developed a capital investment proposal plan and is currently pursuing funding opportunities; however, there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

CoJax Oil and Gas Corporation

Date: August 12, 2026	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)