Form 10-Q
period 2026-09-30
CoJax Oil & Gas Corp
filed 2026-11-13
CIK 1763925

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

☒ Yes ☐ No

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 14,168,755 shares were outstanding as of November 13, 2026.

CoJax Oil and Gas Corporation

Form 10-Q

For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31,
	(Unaudited)	2025
ASSETS
Current Assets
Cash	$55,601	$77,219
Accounts receivable, net	519,688	109,953
Prepaid expenses	25,500	20,584
Total Current Assets	600,789	207,756
Properties and Equipment
Oil and natural gas properties at cost
Proved Properties	8,350,836	8,105,480
Unproved Properties	2,169,812	2,169,812
Less: Accumulated depletion	(1,262,402)	(900,012)
Total Properties and Equipment, net	9,258,246	9,375,280
Total Assets	9,859,035	9,583,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	286,437	131,365
Workover expense payable	151,137	2,205
Accrued salaries and payroll taxes	1,140,172	937,065
Current portion of notes payable	3,373	10,190
Notes payable – related party	103,001	103,001
Total Current Liabilities	1,684,120	1,183,826
Long-term Liabilities
Asset retirement obligations	581,628	544,656
Note payable, net of current portion	—	817
Total Long-term Liabilities	581,628	545,473
Total Liabilities	2,265,748	1,729,299

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.10 par value, 50,000,000 current shares authorized, 0 and 0 Series A shares, $0.01 par value issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.01 par value, 300,000,000 current shares authorized, 14,168,755 and 14,168,755 shares issued and outstanding, at September 30, 2026 and December 31, 2025 respectively.	141,687	141,687
Subscription payable	10,000	10,000
Additional paid-in capital	21,185,146	21,185,146
Accumulated deficit	(13,743,546)	(13,483,096)
Total Stockholders’ Equity	7,593,287	7,853,737
Total Liabilities and Stockholders’ Equity	$9,859,035	$9,583,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Revenues	$593,640	$212,868	$1,035,102	$784,714

Operating costs and expenses:
Lease operating expenses	208,337	143,715	390,852	367,340

General and administrative expenses	153,681	135,813	504,008	614,394
Depletion and accretion on discounted liabilities	228,250	90,757	399,362	308,537
Total operating costs and expenses	590,268	370,285	1,294,222	1,290,271

Gain/loss from Operations	3,372	(157,417)	(259,120)	(505,557)

Other income and expense:
Other income	42	—	211	—
Interest expense, net	(519)	(288)	(1,541)	(1,015)
Total other expense	(477)	(288)	(1,330)	(1,015)

Net Income/(Loss)	$2,895	$(157,705)	$(260,450)	$(506,572)

Net gain/loss per common share - basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.04)
Weighted average number of common shares outstanding during the period - basic and diluted	14,173,755	14,173,755	14,173,755	14,111,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Subscriptions	Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Payable	capital	deficit	equity
Balance, December 31, 2024	—	—	13,998,639	$139,986	$10,000	$20,846,615	$(12,373,887)	$8,622,714
Net loss for the three months ending March 31, 2025	—	—	—	—	—	—	(144,806)	(144,806)
Balance, March 31, 2025	—	$—	13,998,639	$139,986	$10,000	$20,846,615	$(12,518,693)	$8,477,908
Common stock issued for acquisitions	—	—	170,116	1,701	—	338,531	—	340,232
Net loss for the three months ending June 30, 2025	—	—	—	—	—	—	(204,061)	(204,061)
Balance, June 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,722,754)	$8,614,079
Net loss for the three months ending September 30, 2025	—	—	—	—	—	—	(157,705)	(157,705)
Balance, September 30, 2025	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(12,880,459)	$8,456,374

Balance, December 31, 2025	—	—	14,168,755	$141,687	$10,000	$21,185,146	$(13,483,096)	$7,853,737
Net loss for the three months ending March 31, 2026	—	—	—	—	—	—	(265,959)	(265,959)
Balance, March 31, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,749,055)	$7,587,778
Net income for the three months ending June 30, 2026	—	—	—	—	—	—	2,614	2,614
Balance, June 30, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,746,441)	$7,590,392
Net income for the three months ending September 30, 2026	—	—	—	—	—	—	2,895	2,895
Balance, September 30, 2026	—	$—	14,168,755	$141,687	$10,000	$21,185,146	$(13,743,546)	$7,593,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COJAX OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2026	2025
Cash flows from operating activities:
Net loss	$(260,450)	$(506,572)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:
Depletion expense	362,390	275,591
Accretion of asset retirement obligation	36,972	32,946
Changes in operating assets and liabilities:
Accounts receivable	(409,735)	27,683
Prepaid expense	(4,916)	8,210
Accounts payable and accrued liabilities	348,978	194,080
Net cash provided (used in) by operating activities	73,239	31,938

Cash flows from investing activities:
Capitalized development costs	(87,223)	—
Net cash used in investing activities	(87,223)	—

Cash flows from financing activities:
Payments of loan payable - SBA PPP loan	(7,634)	(7,557)
Net cash used in financing activities	(7,634)	(7,557)

Net change in cash	(21,618)	24,381
Cash at beginning of period	77,219	46,738
Cash at end of period	$55,601	$71,119

Supplemental disclosure of non-cash operating activities:
Cash paid for interest and taxes	$57	$129
Supplemental disclosure of non-cash investing activities:
Common shares issued for accrued salaries	$—	$340,232
Capital expenditures on oil and natural gas properties included in accounts payable	$158,133	$—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements prepared by CoJax Oil and Gas Corporation (the “Company” or “CoJax”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of other factors.

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

During Q2 and Q3, the Company was able to achieve profitable operations, however profits are not strong enough to support expansion of the business. The Company still expects to incur further losses in the development of its business and is dependent upon future issuances of equity or other financings to fund ongoing operations. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has not yet finalized a formal plan to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2026 and December 31, 2025, the Company had no cash equivalents.

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

During the year ended December 31, 2025, the Company recorded impairments of $402,152 on oil and gas properties. There were no impairments recorded during the nine months ended September 30, 2026 and 2025.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2026 and 2025.

Fair Value of Financial Instruments

The Company had no financial instruments for the nine months ended September 30, 2026, or for the year ended December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026, and December 31, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2026, and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Crude oil revenues	$593,640	$212,868	$1,035,102	$784,714
Gas revenues	—	—	—	—
Total revenues	$593,640	$212,868	$1,035,102	$784,714

Accounts Receivable

Accounts receivable consists of oil and natural gas receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. During the nine months ended September 30, 2026, the Company recorded write-offs of certain accounts receivable primarily related to the net settlement and true-up of receivable and payable balances with counterparties, which represent amounts that were not expected to be collected independently outside of such settlements. These write-offs were recorded against accounts receivable and did not relate to a deterioration in the overall credit quality of the Company’s customers. At both September 30, 2026, and December 31, 2025, the allowance for expected credit losses was $0.

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

Because of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that it had no uncertain tax positions as of September 30, 2026, or as of December 31, 2025.

Basic and Diluted Earnings per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2026 and December 31, 2025, the Company had 0 potentially dilutive common shares outstanding, respectively.

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

NOTE 5 –ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

The Company did not execute any acquisitions during the nine months ended September 30, 2026. At September 30, 2026, the Company had leased oil and gas properties assets valued at $9,258,246.

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

Beginning balance, December 31, 2025	$9,375,280
Depletion expense	(362,390)
Capital expenditures on oil and gas properties[1]	245,356

Balance, September 30, 2026	$9,258,246

1Capital expenditures incurred in the nine months ended September 30, 2026 are inclusive balances accrued within the accounts and workover payable balances on the Consolidated Balance sheet.

The Company recorded depletion expense of $215,925 and $362,390 for the three and nine months ended September 30, 2026, respectively, and recorded depletion expense of $79,651 and $275,591 for the three and nine months ended September 30, 2025 respectively.

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

Balance, December 31, 2025	$544,656
Accretion expense	36,972
Balance, September 30, 2026	$581,628

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2026	December 31, 2025
SBA PPP Loan	$3,373	$11,007
Notes payable – related party	103,001	103,001
Total notes payable	106,374	114,008
Less: current portion	(106,374)	(113,191)
Notes payable net of current portion	$—	$817

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ending September 30, 2026 and the year ending 2025, the following related party transactions occurred between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer:

On April 10, 2025, the Company issued 170,116 shares at the price of $2.00 per share to Wm. Barrett Wellman for settlement of accrued compensation expenses.

There was no related party activity recorded for the nine months ended September 30, 2026.

NOTE 9 – STOCKHOLDER’S EQUITY

Authorized Capital

The Company has 300,000,000 authorized shares of Common Stock at $0.01 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.10, and Series A convertible shares at a par value of $0.01. The Company had 14,168,755 and 14,168,755 shares of Common Stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. The Company had 0 shares of Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026, there has been no common share activity.

The above shares of capital stock are restricted securities under Rule 144 and were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

Capital Contributions

During the periods ending September 30, 2026, and September 30, 2025, the Company did not receive any capital contributions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has no lease obligations at September 30, 2026, and December 31, 2025. Additionally, the Company has no known contingencies as of September 30, 2026, and December 31, 2025.

Purchase Commitments

The Company has no purchase obligations at September 30, 2026 and December 31, 2025.

Significant Risks and Uncertainties

Concentration of Credit Risk – Cash – The Company maintains cash and cash equivalent balances at a single financial institution that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2026, and December 31, 2025, the Company had no exposure in excess of insurance.

Concentration of Credit Risk – Accounts Receivable – All of the Company’s outstanding accounts receivable was with two parties, Taxodium Energy, LLC and Liberty Operating Company.

NOTE 11 – SUBSEQUENT EVENTS

In connection with the issuance of the condensed consolidated financial statements of Cojax Oil and Gas, Company has evaluated subsequent events and transactions for potential recognition and/or disclosure through November 13, 2026 the date the financial statements were issued. Management determined that there were no reportable subsequent events that occurred during such period to be disclosed as of and for the nine months ended September 30, 2026.

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

Executive Summary – Third Quarter 2026 Developments and Highlights

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

Results of Operations – For the Three and Nine Months Ended September 30, 2026, and 2025

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change	Change			Change	Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenues	$593,640	$212,868	$380,772	178.9%	$1,035,102	$784,714	$250,388	31.9%
Lease operating expenses	208,337	143,715	64,622	45.0%	390,852	367,340	23,512	6.4%
General & administrative expenses	153,681	135,813	17,868	13.2%	504,008	614,394	(110,386)	(18.0%)
Depletion and accretion on discounted liabilities	228,250	90,757	137,493	151.5%	399,362	308,537	90,825	29.4%
Gain/loss from operations	3,372	(157,417)	160,789	(102.1%)	(259,120)	(505,557)	246,437	(48.7%)
Other expense, net	(477)	(288)	(189)	65.6%	(1,330)	(1,015)	(315)	31.0%
Net income/loss	$2,895	$(157,705)	$160,600	(101.8%)	(260,450)	(506,572)	246,122	(48.6%)

Revenues

Revenues were $593,640 for the three months ended September 30, 2026, compared to $212,868 for the corresponding period in 2025. The increase in revenues of 178.9% for the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to higher sales volumes from the Buckley Assets following the completion of workover activities in the second quarter of 2026, as well as higher realized oil prices. Oil sales volumes increased to 6,398 Bbls from 3,108 Bbls, and the average realized oil price increased to $91.45 per Bbl from $62.97 per Bbl.

For the nine month period ended September 2026 revenues were $1,035,102 compared to revenues of $784,714 the corresponding period ended September 30, 2025, an increase of approximately 31.9% compared to September 30, 2025, which was primarily driven by higher oil prices in 2026, with the average realized oil price increasing to $89.87 per Bbl from $67.17 per Bbl. Sales volumes were relatively consistent at 11,346 Bbls compared to 11,490 Bbls, as higher production from the Buckley Assets following the workover in the second quarter of 2026 was offset by lower production volumes from the Pine Grove Assets due to well downtime during the first quarter of 2026. In addition, revenues for the nine months ended September 30, 2025 are inclusive of $78,152 from the NONOP assets which were disposed prior to Jan 1, 2026, and $39,645 from the Liberty field, which had no sales in 2026.

Lease Operating Expenses

Lease operating expenses were $208,337 for the three months ended September 30, 2026, an increase of approximately 45.0% from $143,715 during the same period in 2025. The increase was primarily driven by higher production-related costs associated with increased production from the Buckley Assets, including production taxes of $63,054, equipment rental of $30,491, and higher contract labor, swab unit, hauling, and materials and supplies costs, partially offset by a $65,832 true-up of estimated lease operating expenses recorded in the first half of 2026.

Lease operating expenses were $390,852 for the nine months ended September 30, 2026, an increase of approximately 6.4% from $367,340 during the same period in 2025. The increase was primarily due to production taxes of $63,054 and higher production-related costs associated with increased production from the Buckley Assets in the third quarter of 2026, partially offset by lower lease operating expenses in the first six months of 2026 of $182,514 compared to $223,625 for the same period in 2025.

General and Administrative Expenses

General and administrative expenses consisted primarily of accounting and audit fees, legal and professional services fees, and payroll-related expenses. For the three-month periods ended September 2026 and 2025 general and administrative expenses were $153,681 and $135,813 respectively, representing an increase of approximately 13.2% period over period. The increase was primarily attributable to higher accrued salaries and related payroll taxes.

For the nine months ended September 30, 2026 general and administrative expenses were $504,008 compared to $614,394 in the same period in 2025, representing a decrease of approximately 18.0% or $110,386. The decrease was primarily driven by reserve evaluation fees, directors’ and officers’ insurance, and wages and related payroll taxes incurred in the first quarter of 2025, as well as estimated management fees associated with the NONOP assets incurred in 2025, which did not recur in 2026.

Loss from Operations

Total operating gain was $3,372 for the three months ended September 30, 2026, compared to $157,417 loss for the corresponding period in 2025, a decrease in loss of $160,789. The decrease in loss was primarily driven by higher revenues, partially offset by higher lease operating expenses as production increased during the period and an increase in depletion and accretion on discounted liabilities.

Total operating loss was $259,120 and $505,557 for the nine months ended September 30, 2026 and 2025, respectively. The decrease in loss of $246,437 was primarily driven by higher revenues and lower general and administrative expenses, partially offset by higher lease operating expenses and depletion and accretion on discounted liabilities.

Other Expense, Net

Other expense, net was $477 and $1,330 for the three and nine months ended September 30, 2026, compared to $288 and $1,015 for the corresponding periods in 2025. Other expense, net consists primarily of interest expense accrued on the related-party notes payable, which bear interest at 2% per annum, partially offset by interest income of $42 and $211 for the three and nine months ended September 30, 2026, respectively.

Net income/loss

As a result of the above factors, for the three months ended September 30, 2026, the Company had net income of $2,895 compared to a net loss of $157,705 for the three months ended September 30, 2025 and a net loss of $260,450 for the nine months ended September 30, 2026 compared to a net loss of $506,572 for the nine months ended September 30, 2025.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three- and nine-month periods ended September 30, 2026, and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Oil volume (Bbls)	6,398	3,108	11,346	11,490
Natural gas volume (Mcf)	—	—	—	—
Total Production (Boe)	6,398	3,108	11,346	11,490

Average Sales Price:
Oil price (per Bbl)	$91.45	$62.97	$89.87	$67.17
Gas price (per Mcf)	—	—	—	—
Total per BOE	$91.45	$62.97	$89.87	$67.17

Liquidity and Capital Resources

Sources of Liquidity

The Company had cash on hand of $55,601 at September 30, 2026, compared to $71,119 at September 30, 2025.

For the nine months ended September 30, 2026, the Company had net cash provided by operating activities of $73,239, compared to $31,938 provided by operating activities for the same period of 2025. The increase was primarily driven by a larger increase in accounts payable and accrued liabilities of $348,978 and a lower net loss, partially offset by an increase in accounts receivable of $409,735 due to higher revenues in the third quarter of 2026.

The Company had cash flows used in investing activities of $87,223 for the nine months ended September 30, 2026, primarily related to capitalized workover costs on the Buckley Assets, compared to no investing cash flows for the nine months ended September 30, 2025.

Net cash used in financing activities was $7,634 for the nine months ended September 30, 2026, compared to net cash used in financing activities of $7,557 for the same period in 2025.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties. We do not intend to limit our evaluation to any one state. We presently have no intention to evaluate offshore properties or properties located outside of the United States. Funding for future acquisitions and development opportunities would be dependent on the availability of cash flows from operating activities, debt, or issuance of equity.

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

During Q2 and Q3, the Company was able to achieve profitable operations, however profits are not strong enough to support expansion of the business. The Company expects to incur further losses in the development of its business and is dependent upon future issuances of equity or other financings to fund ongoing operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has not yet finalized a formal plan to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical accounting estimates

The Company’s statements are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

In preparing the financial statements, management utilizes available information—including historical performance, industry benchmarks, and current economic conditions—to inform its estimates and judgments, with appropriate consideration of materiality. Actual results may differ materially from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

For the nine months ended on September 30, 2026, the Company did not have any critical accounting estimates to disclose. The Company will continue to evaluate and disclose additional critical accounting policies as operations expand and as new standards or interpretations emerge.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Downs, our principal executive officer, and Jeffrey J. Guzy, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	the following documents are filed as exhibits to this Quarterly Report.

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoJax Oil and Gas Corporation

Date: November 13, 2026	By:	/s/ William R. Downs
William R. Downs
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jeffrey J. Guzy
Jeffrey J. Guzy
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)